Form 10-K
period 1993-12-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1994-03-29
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993           Commission File No. 0-2809


                      WESTERN INVESTMENT REAL ESTATE TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                  94-6100058
- -----------------------------------------    -----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


3450 California Street, San Francisco, CA                   94118
- -----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (415) 929-0211
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered

 8% Convertible Debentures Due 2008                American Stock Exchange
- -----------------------------------------    -----------------------------------


           Securities registered pursuant to Section 12(g) of the Act:


                Shares of beneficial interest, without par value
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X      No
                                             -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by nonaffiliates of the registrant on March 14, 1994, based on the reported closing sales price of the Trust's shares of beneficial interest on the American Stock Exchange on such date was $232,932,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of Beneficial Interest, No Par Value - 16,645,791 shares as of March 14, 1994.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Trust's proxy statement with respect to its 1994 Annual Meeting of Shareholders which will be filed with the Commission regarding the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10, 11, 12 and 13.


                      WESTERN INVESTMENT REAL ESTATE TRUST
                                  INDEX TO 10-K

                                                                                          Page
                                                                                          ----
PART I
Item 1    Business                                                                         3 to 8
Item 2    Properties                                                                      9 to 11
Item 3    Legal Proceedings                                                                    12
Item 4    Submission of Matters to a Vote of Security Holders                                 N/A

PART II
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                13
Item 6    Selected Financial Data                                                              14
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operation                                           15 to 18
Item 8    Financial Statements                                                           19 to 33
          Financial Statement Schedules                                                  34 to 39
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                                40

PART III
Item 10   Directors and Executive Officers of the Registrant                                   40
Item 11   Executive Compensation                                                               40
Item 12   Security Ownership of Certain Beneficial
            Owners and Management                                                              40
Item 13   Certain Relationships and Related Transactions                                       40

PART IV
Item 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                                            40
          Signatures                                                                           42

                                     PART I


Item 1.   Business



GENERAL DEVELOPMENT OF BUSINESS

Western Investment Real Estate Trust is a real estate investment trust ("REIT") and qualifies as such under Sections 856 and 960 of the Internal Revenue Code. The Trust was organized under the laws of the State of California in 1962 and commenced real estate operations in 1964.

In order that the Trust may continue to qualify as a real estate investment trust: (i) more than 75% of the Trust's total assets must be invested in real estate, cash, cash items or government securities, (ii) at least 75% of the Trust's gross income must be derived from real estate assets, (iii) the Trust can hold no property primarily for sale to customers in the ordinary course of business, (iv) beneficial ownership of the Trust must be held by more than 100 persons during at least 335 days of each taxable year, and (v) the Trust must distribute annually to its shareholders an amount equal to or exceeding 95% of its real estate investment trust taxable income. Under the terms of its Declaration of Trust, the Trust is permitted to invest its funds in ownership of real estate, mortgages, deeds of trust and certain financial instruments as permitted by law. Substantially all of the Trust's funds have been invested in the ownership of real estate.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Trust is not engaged in different segments of a business nor is the Trust engaged in more than one line of business.


NARRATIVE DESCRIPTION OF BUSINESS

The Trust, which at December 31, 1993 employed 43 people, is a self-administered and fully integrated equity REIT, which invests in a diversified portfolio of income-producing properties located principally in Northern and Central California and Nevada. At December 31, 1993, the Trust had investments in 58 income-producing properties. These properties contain, in the aggregate, approximately 4.4 million rentable square feet of improvements and approximately
19.8 million square feet of land. At year end, the occupancy rate of the Trust's properties was 90%. Of the amounts invested by the Trust at December 31, 1993, 88% is in shopping centers and retail properties with the balance in commercial and industrial properties. The Trust has not invested in residential income properties.

The following table indicates the composition of the Trust's real estate investments as of December 31, 1993 by type based on amounts invested by the Trust.


                                Portfolio Summary
                                DECEMBER 31, 1993


Portfolio Distribution by Type of Real Estate Investment

                                       Number of        Amount of
                                       Investments      Investment    Percentage
                                       -----------      ----------    ----------
Shopping Center/Retail                      44        $305,714,000        88%
Commercial                                  11          36,587,000        10%
Industrial                                   3           5,696,000         2%

                                           ---        ------------       ----
                                            58        $347,997,000       100%
                                           ---        ------------       ----
                                           ---        ------------       ----

Portfolio Distribution by Type of Ownership

                                       Number of        Amount of
                                       Investments (1)  Investment    Percentage
                                       -----------      ----------    ----------
Equity ownership (subject
  to operating leases)                      57        $342,578,000        98%
Direct financing leases                      2           2,510,000         1%
Mortgages                                    2           2,909,000         1%
                                           ---        ------------       ----
                                            61        $347,997,000       100%
                                           ---        ------------       ----
                                           ---        ------------       ----

(1) Two properties are included in two types of ownership. The Mid-Peninsula Plaza Shopping Center is included in property subject to operating leases to the extent of the Trust's co-tenancy interest of $3,672,000 and is included in mortgage loans to the extent of the Trust's $2,809,000 secured note. Viking Freight System Truck Terminal is included in equity ownership to the extent of the Trust's land investment of $548,000 and is included in direct financing leases to the extent of $1,444,000. The Trust holds a mortgage loan in the amount of $100,000, secured by land in Reno, Nevada, which is included in the Shopping Center/Retail line in the upper half of the schedule above. This $100,000 mortgage loan is not accounted for in the 58 number of investments (above) as a separate investment.

                             Major Revenue Producers
                             1993 OPERATING REVENUES

                                                        % of Total
                                                         Operating     Number of
     Tenant                             Revenue          Revenues      Locations
     ------                             -------          ---------     ---------
 1)  Raley's Supermarkets             $7,770,000            23.0           19
 2)  Coast Federal Bank                1,662,000             4.9            6
 3)  Save Mart Supermarkets            1,408,000             4.2            7
 4)  Marin General Hospital (1)        1,325,000             3.9            1
 5)  PayLess Drugs                       862,000             2.5            5
 6)  Safeway                             638,000             1.9            2
 7)  K-Mart                              609,000             1.8            2
 8)  Lucky's                             598,000             1.8            3
 9)  Scolari's                           442,000             1.3            1
10)  Ross Stores                         420,000             1.2            3
                                     -----------           -----
                                     $15,734,000            46.5%
                                     -----------           -----
                                     -----------           -----

     (1) On January 27, 1994 the Trust sold its Marin General Hospital property in Larkspur, California, for $12,412,000 pursuant to a purchase option.


In spite of a sluggish California economy, the Trust's occupancy rate at year-end was stable at 90% in 1993 and 1992. The Trust believes that it was unable to increase occupancy above this rate during this period due to the economy coupled with overbuilding in certain areas in which Trust properties are located. The smaller retail and service tenants at the Trust's community shopping centers, which tend to be more dependent on discretionary spending, have been more negatively impacted by the economy than the Trust's anchor tenants. The anchor tenants consist primarily of supermarkets and/or super drugstores. In the Trust's experience, these businesses tend to be impacted less by economic downturns than other types of retailers.

The Trust is positioned to benefit from a general economic improvement which
should result in increased occupancy.   As occupancy increases, the Trust's
rental income should increase and expenses should decrease, as more tenants assume responsibility for common area and other expenses presently absorbed by the Trust. Increased tenants' sales at its community shopping centers should also increase rental income by generating greater percentage rents under some leases.

During the past several years, volume discount retailers, such as Wal-Mart and Costco, have entered certain areas of California and Nevada where Trust community shopping center properties are located. The Trust expects that these discounters may positively or negatively affect certain of the Trust's shopping center tenants. The Trust believes that its tenants could benefit if these discounters attract additional customers to nearby Trust properties and thereby generate increased sales for Trust tenants. Conversely, the Trust's tenants could be negatively affected if discounters draw customers away from the Trust's properties. The Trust believes that to date the trend has had no measurable impact on the Trust's results of operations.

The Trust's principal shopping center and retail tenants include substantial, well-recognized businesses such as Kmart, Lucky Stores, Marshall's, J.C. Penney, Raley's, Ross Stores, Save Mart and Thrifty. The Trust's commercial tenants include Coast Federal Bank and Fireman's Fund.

No single property investment accounted for more than 5% of operating revenues in 1993. However, at December 31, 1993, Raley's, a supermarket and super drug retailer, was a tenant in nineteen of the Trust's investments. Raley's, a privately owned company, currently operates 85 stores in Northern California and Nevada. The Raley's organization has released information indicating that its sales exceeded $1.58 billion in its most recently reported fiscal year ended June 26, 1993. The Trust receives sales and other information on a monthly, quarterly or annual basis from its retail tenants, including Raley's, whose leases provide for such reports. The Trust uses this information to monitor the payment of percentage rents. Virtually all of the Trust's existing leases include at least one of the following provisions for payment of additional rent:
(1) scheduled and/or market rate increases, (2) percentage participation in tenants'gross sales, (3) or CPI based escalation clauses. The Trust endeavors to structure leases on a triple net basis with the lessees being responsible for most operating expenses, such as real estate taxes, certain types of insurance, utilities, normal repairs and maintenance. To the extent such provisions cannot be negotiated and in regard to vacant space, the Trust pays such expenses from current operating income. Most of the Trust's leases require the tenant to carry liability insurance coverage on their leased premises. The Trust monitors tenant compliance with insurance coverage requirements. While the Trust believes its properties are adequately insured, the Trust does not carry earthquake or flood coverage. Most of the Trust's properties are located in areas of California and Nevada where earthquakes have been known to occur.

The Trust will consider future investments in existing or proposed shopping centers, industrial and commercial buildings and office buildings, as well as other kinds of income-producing properties which meet the Trust's return on investment, appreciation and risk criteria. The Trust may enter into development agreements and development mortgage loans in order to obtain future equity interests in properties. As of December 31, 1993, no such loans were outstanding. Although there may be attendant risks in such investments, the Trust seeks to minimize these risks by evaluating the financial substance and experience of developers and by obtaining construction, pre-leasing or other guarantees from the developer or other parties to the transaction. If a developer of a project under construction defaults or fails to complete the project, the Trust may incur substantial additional expense to complete construction.

The Trust's investment focus has been in the Northern and Central areas of California and Nevada, generally outside of major cities in areas which are experiencing population growth. All but one of the Trust's properties are in this geographic area. The Trust's geographic focus and its experience in real estate investments in Northern California and Nevada allow for efficient asset management. The Trust has made and will consider making investments in other geographic locations if such investments have attractive returns, appreciation potential and can be effectively managed.

The Trust competes for quality properties with other investors and engages in a continuing effort to identify desirable properties for acquisition. Management believes that the Trust can continue to compete effectively in the current real estate environment because of its experience in real estate investment, tenant selection and lease negotiation.

The Trust plans to make additional investments in real properties, which will provide attractive yields to the Trust. The Trust has raised approximately $127.5 million during the five year period ending March 31, 1994 through the sale of additional shares and the issuance of senior notes, and will endeavor to raise additional capital, either debt or equity, to fund future purchases. The cost of debt or equity capital will be weighed against the anticipated yields of the investments which could be acquired with those funds.

POTENTIAL ENVIRONMENTAL RISKS

Investments in real property create a potential for environmental liability on the part of the owner of such real property. If hazardous substances are discovered on or emanating from any of the Trust's properties, the Trust and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances.

The Trust, as far as it is aware, owns only four properties which presently contain underground storage tanks. The Trust has no knowledge of any leakage or contamination resulting from these tanks. There are, however, reported low levels of soil contamination from underground storage tanks removed from the Heritage Place Shopping center in Tulare, California prior to its acquisition by the Trust. In addition, there is a potential for contamination from reported off-site leaking petroleum underground storage tanks located on properties adjacent to certain Trust properties.

In order to mitigate environmental risks, in 1989 the Trust adopted a policy of requesting at least a Phase I environmental study (a preliminary site assessment which does not include environmental sampling, monitoring or laboratory analysis) on each property it seeks to acquire. No independent environmental analysis has been implemented by the Trust with respect to any of the properties which the Trust acquired prior to 1989. Although the Trust has no knowledge that any material environmental contamination has occurred, no assurance can be given that hazardous substances are not located under any of the properties.
The Trust carries no express insurance coverage for the type of environmental risk described above.

The Trust assesses on an ongoing basis measures necessary to comply with environmental laws and regulations. The probable overall costs of these measures cannot be determined at this time due to uncertainty about the extent of environmental risks and the Trust's responsibility, the complexity of environmental laws and regulations and the selection of alternative compliance approaches. However, the Trust is not aware of any environmental conditions which will have a material impact on its financial position or results of operations.

ASSET MANAGEMENT

The Trust is a fully integrated REIT which directly provides full asset management services to all but three of its properties. Asset management includes property management, leasing, marketing, accounting and legal support. Internal management provides for regular interaction between the Trust and its tenants and close supervision of properties, while permitting the Trust to provide its tenants with a range of value added services.

The Trust directly manages 55 of its 58 properties. In order to facilitate its present and future asset management activities the Trust has significantly expanded its asset management staff, improved its systems and controls, and opened two branch offices which are centrally located to the properties. The offices are located at the Trust's Country Gables shopping center in Granite Bay, California and at the Victorian Walk shopping center in Fresno, California. As part of its improved systems and controls, the Trust has implemented a state of the art computerized management information system which is capable of providing the Trust with real time access to all property accounting, lease administration and property related information.

Internal management permits the Trust to provide value added services to its tenants. For example, the Trust's marketing staff works with the Trust's tenants on promotional and advertising activities to draw consumers to the shopping centers. These activities help the Trust attract and retain the national, regional, and local retail tenants which serve the Northern and Central California and Nevada markets. In addition, the Trust believes that over time the costs of internal property management and leasing should prove less expensive than employing independent property management and leasing firms due to lower commissions and fees and certain economies of scale.

Three of the 58 properties are managed by independent property managers. G & W Management Co. continues to provide management services for the property leased to Fireman's Fund Insurance Company, in Petaluma, California, for fees equal to 3.5% of gross receipts. The Trust's property is a part of a larger office park which is managed in total by G & W Management Co. Commercial Real Estate Service (CRES) provides management services with respect to Serra Center, located in Colma, California, for fees equal to 4% of gross receipts attributable to the Trust's 30% interest in the center. CRES is an affiliate of the co-owner of the Serra Center and has been managing the property for approximately 20 years. The Trust and its co-owner have authorized the employment of Terranomics Management Services to manage Mid-Peninsula Plaza, in Redwood City, California for a fee equal to 6% of gross receipts. The cost of management services does not affect the Trust's priority return on this property. None of the above named property managers are affiliated with the Trust, its trustees, officers or any shareholder owning 5% or more of the Trust's shares. Repairs and maintenance of the Trust's properties not undertaken by tenants under the terms of the Trust's triple net leases are performed by independent contractors not affiliated with the Trust, its trustees or officers, or any shareholder owning 5% or more of the Trust's shares.

Item 2:   Properties

                                                                           12/31/93
     Name                                         Location               Occupancy (1)        1993        1992
     ----                                         --------               -------------        ----        ----
                                                                                              (in thousands)
I.   Rental Income

     SHOPPING CENTER/RETAIL
     Lucky Stores                                 El Cerrito, CA              100%             241         241
     San Antonio Center                           Mountain View, CA            81              524         500
     Kmart, Lucky Stores                          Napa, CA                    100              158         133
     Lucky Stores                                 Santa Maria, CA             100              145         174
     Denny's                                      Redwood City, CA            100               66          65
     Carpeteria                                   Concord, CA                 100              221         187
     Kwik Stop                                    Santa Rosa, CA              100               45          57
     Acapulco Y Los Arcos Restaurantes            Fresno, CA                  100              140          72
     Serra Center (30% Int.)                      Colma, CA                   100              405         352
     Dodge Center                                 Fallon, NV                  100 (2)          293         289
     West Town Plaza                              Winnemucca, NV              100              462         462
     Nob Hill General Stores                      Watsonville, CA             100              296         305
     Mid-Peninsula Plaza (50% Int.) (3)           Redwood City, CA            100 (2)          428         432
     Eastridge Plaza Shopping Center              Porterville, CA              78              478         507
     Angels Camp Towne Center                     Angels Camp, CA              96              548         554
     Heritage Place Town Center                   Tulare, CA                   99              969         986
     Marshall's (3)                               Redwood City, CA            100              268         268
     Raley's Shopping Center                      Yuba City, CA                93              732         838
     Canal Farms Shopping Center                  Los Banos, CA                89              790         680
     Kmart Shopping Center                        Sacramento, CA               88              400         436
     Park Place Shopping Center                   Vallejo, CA                  93            1,362       1,127
     Blossom Valley Plaza Shopping Center         Turlock, CA                  99            1,096       1,064
     Coalinga Shopping Center                     Coalinga, CA                 77              377         342
     Commonwealth Square Shopping Center          Folsom, CA                   92            1,557       1,405
     Country Gables Shopping Center               Granite Bay, CA              85            1,205       1,228
     Heritage Oak Shopping Center                 Gridley, CA                  73              450         490
     Belle Mill Shopping Center                   Red Bluff, CA                86 (2)          678         724
     Anderson Square Shopping Center              Anderson, CA                 90              290         393
     North Hills Shopping Center                  Reno, NV                     90              784         760
     Cobblestone Shopping Center                  Redding, CA                  88              927         898
     Victorian Walk Shopping Center               Fresno, CA                   90              748         780
     Elko Junction Shopping Center                Elko, NV                     97              749         768
     Skypark Plaza Shopping Center                Chico, CA                    90            1,286       1,310
     Heritage Park Shopping Center                Suisun City, CA              84            1,294       1,162
     Pinecreek Shopping Center (50% Int.)         Grass Valley, CA             86              891         822
     Eagle Station Shopping Center                Carson City, NV              94              908         903
     Currier Square Shopping Center               Oroville, CA                 89              932         918
     Yreka Junction Shopping Center               Yreka, CA                    95              746         685
     Ukiah Crossroads Shopping Center             Ukiah, CA                    86              877         874
     Raley's Supermarket                          Fallon, NV                  100              401         401
     Caughlin Ranch Shopping Center               Reno, NV                     74              788         591
     Mercantile Row Shopping Center               Dinuba, CA                   93              733         826
     Elverta Crossing Shopping Center             Sacramento, CA               90            1,079         622
                                                                                          --------    --------
          Sub-total - Shopping Center/Retail                                               $27,767     $26,631
                                                                                          --------    --------

                                                                           12/31/93
     Name                                         Location               Occupancy (1)        1993        1992
     ----                                         --------               -------------        ----        ----
                                                                                              (in thousands)
     UNDEVELOPED LEASED SHOPPING CENTER SITE
     Raley's Willowrock Shopping Center (4)       Rocklin, CA                 N/A             $369        $225
                                                                                              ----        ----
          Sub-total Undeveloped Leased Shopping Center Site                                   $369        $225
                                                                                          --------    --------
     COMMERCIAL
     U. S.  Postal Service                        Boulder Creek, CA           100%              25          25
     Coast Federal Bank                           Cupertino, CA               100              190         190
     Coast Federal Bank (Taraval)                 San Francisco, CA           100              306         306
     Coast Federal Bank                           Monterey, CA                100              421         421
     Coast Federal Bank (Market)                  San Francisco, CA           100              272         272
     Coast Federal Bank                           Santa Cruz, CA              100              173         166
     Coast Federal Bank                           Salinas, CA                 100              300         283
     Marin General Hospital (5)                   Larkspur, CA                100            1,385       1,307
     3450 California Street                       San Francisco, CA           100              211         195
     Crystal Lake Office Building                 Milpitas, CA                 18               23           0
     Redwood Business Park II                     Petaluma, CA                100              619         616
                                                                                          --------    --------
          Sub-total - Commercial                                                            $3,925      $3,781
                                                                                          --------    --------
     INDUSTRIAL
     Viking Freight Systems                       Santa Clara, CA             100%            $389        $358
     Safeway Stores, Inc. (6)                     Oakland, CA                 100(2)           546         546
     Merchants, Inc.                              Commerce City, CO           100              183         175
                                                                                          --------    --------
          Sub-total - Industrial                                                            $1,118      $1,079
                                                                                          --------    --------
               Total Rental Income                                                         $33,179     $31,716
                                                                                          --------    --------

II.  Direct Financing Lease Income

     Shopping Center/Retail
      and Industrial
     ---------------------------
     Kmart, Lucky Stores                          Napa, CA                    100%            $170        $187
     Viking Freight Systems                       Santa Clara, CA             100              122         128
                                                                                          --------    --------
          Total Direct Financing Lease Income                                                 $292        $315
                                                                                          --------    --------

                                                                           Interest
     Name                                         Location                   Rate             1993        1992
     ----                                         --------                  -------           ----        ----
                                                                                               (in thousands)
III. Interest Income (7)

     SHOPPING CENTER/RETAIL

     Mid-Peninsula Plaza (3)                      Redwood City, CA            12%             $342        $343
     CDI Mortgage Loans (8)                       Elko & North Reno, NV       10%                0         505
                                                                                          --------    --------
          Total Interest Income                                                               $342        $848
                                                                                          --------    --------
               Total Operating Revenues                                                    $33,813     $32,879
                                                                                          --------    --------
                                                                                          --------    --------

(1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupancy percentage until: 1) the related lease expires and the tenant is no longer in legal possession, or 2) the related lease is formally terminated and the tenant is no longer in legal possession.
(2) The occupancy of these properties includes space which is currently partially or wholly vacant but on which the Trust receives rental payments under leases or other guarantees.
(3) Agreements for the sale of the Trust's interests in the Mid-Peninsula Plaza shopping center and the Marshall's property in Redwood City have been executed. However, there is no assurance that any such sales transaction will be completed.
(4) Property consists of unimproved land currently under lease to Raley's which has an option to purchase expiring in November 1995. Raley's has given the Trust written notice of their exercise of said option conditionally upon Raley's completing a sale to a third party. There is no guarantee that the purchase will be consummated.
(5)  Property sold in January 1994.
(6) Safeway has notified the Trust that it will terminate its lease with respect to the Oakland, California property as of September 30, 1994. Although Safeway will continue to pay rent on this property through September, it has vacated the premises and the Trust has initiated efforts to re-lease or sell the property. The Trust believes that it is unlikely that it will be able to re-lease the property on terms as favorable as the terms with Safeway. Furthermore, depending on the eventual use of the property, the Trust could be required to take a write down of up to $1.5 million (book value).
(7)  See Note 4 of the Financial Statements.
(8) Investment converted to equity ownership through a deed in lieu of foreclosure in 1993.

Item 3.        Legal Proceedings


The Trust was named a defendant in two (2) lawsuits filed in the Second Judicial District Court for the State of Nevada, County of Washoe. One action was a class action (Gomer vs. Realm Development Corp. et al., No. CV90-6108) and the other was brought by 33 individuals (Bautista vs. Shaver Construction Co., Inc., No. CV92-01464). Plaintiffs in both lawsuits alleged that they suffered personal injury and/or property damage as the result of excessive dust generated from construction of the Caughlin Ranch development in Reno, Nevada. The Trust has reached a settlement in regard to these lawsuits involving a payment of $25,000 to the plaintiffs.

On January 11, 1993, a complaint was filed by the United States against the Trust and other defendants with regard to an alleged disturbance of the wetlands at the Park Place shopping center in Vallejo, California (U.S. vs. Connolly Development Inc., et al., U.S. District Court, E.D. Cal No. S-93-044, WBS-GGH). The complaint sought implementation of a restoration plan, assessment of civil penalties, a permanent injunction prohibiting the discharge of fill materials into the wetlands, and the government's costs of suit and disbursements. This lawsuit has been settled by the execution of a consent decree under which the developer of the property is primarily liable for penalties and costs of restoration, and the action was dismissed against the Trust on February 11, 1994. However, the Trust has agreed to guarantee the performance of the restoration by, and to provide a loan to, the developer. In the event of a default by the developer, the Trust's exposure could be as much as $250,000.

                                     PART II


Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters.


Principal Market:

The shares of beneficial interest, without par value, of the Trust are listed on the American Stock Exchange under the symbol "WIR". The following table sets forth the high and low sales prices of the shares as reported by the American Stock Exchange:

          Quarter Ended                 High           Low             Dividends
          -------------                 ----           ---             ---------
          March 31, 1992                14 1/4         11 1/8          .28
          June 30, 1992                 13 7/8         12 1/4          .28
          September 30, 1992            13 1/8         11 7/8          .28
          December 31, 1992             13 1/4         11 7/8          .28

          March 31, 1993                17 1/4         12 1/4          .28
          June 30, 1993                 17 1/8         13 1/2          .28
          September 30, 1993            14 7/8         13 3/4          .28
          December 31, 1993             14 1/4         12 1/2          .28

          Through
           March 14, 1994               15 1/8         12 1/4          .28 (1)


          (1)  Paid March 15, 1994.

     Approximate number of equity security holders:

     Title of Class                              Number of Record Holders
     --------------                              ------------------------
                                                 (as of December 31, 1993)

     Shares of Beneficial Interest, without par value          2,688

     The Trust estimates that there were over 18,000 beneficial owners of shares, including owners whose shares were held in brokerage and trust accounts.

Item 6.   Selected Financial Data


Year Ended December 31,                        1993         1992         1991         1990         1989
- -------------------------------------------------------------------------------------------------------
(in thousands, except for per share and share data)
OPERATING DATA
Operating revenues . . . . . . . . . . .    $33,813      $32,879      $32,591      $31,295      $27,575
Net income . . . . . . . . . . . . . . .     11,594       11,323       14,653       17,902(1)    14,578(1)
Funds from operations(2) . . . . . . . .     20,854       20,305       22,801       24,380       19,433
Cash dividends paid. . . . . . . . . . .     18,531       18,316       20,855       23,161       17,616

PER SHARE DATA
Net income . . . . . . . . . . . . . . .       $.70         $.69         $.91        $1.12(1)     $1.12(1)
Cash dividends paid. . . . . . . . . . .       1.12         1.12         1.29        1.445        1.355
Average shares outstanding . . . . . . . 16,548,198   16,356,462   16,177,460   16,028,557   13,024,855

BALANCE SHEET DATA
Real estate investments, at cost . . . .   $349,936     $347,959     $343,606     $316,254     $274,328
Total assets . . . . . . . . . . . . . .    309,345      316,622      318,941      302,014      299,816
Convertible debentures . . . . . . . . .     66,076       67,949       70,251       72,543       74,865
Real estate loans payable. . . . . . . .      1,516        1,581        1,637        1,693        1,754
Shareholders' equity . . . . . . . . . .    204,938      209,345      213,851      217,497      220,125
Book value per share(3). . . . . . . . .      12.31        12.71        13.15        13.51        13.78

(1) Excludes gains on sales of real estate investments of $526,000 or $.03 per share in 1990 and $236,000 or $.02 per share in 1989.
(2) Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations as defined by the National Association of Real Estate Investment Trusts are: net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. Funds from operations does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash needs and should not be considered as a substitute for net income under GAAP as an indicator of operating performance.
(3) Determined by dividing shareholders' equity at such year end by the number of actual shares outstanding at such year end.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


OPERATING REVENUES

YEARS ENDED DECEMBER 31, 1993 AND 1992

Rental income increased 5% to $33,179,000 from $31,716,000. The increase consists of additional rental income of $851,000 from increased rental rates and collection of prior year rents and $612,000 of deferred rent receivable.

Operating revenues increased 3% to $33,813,000 from $32,879,000 as a result of increased rental income of $1,463,000 (5%), partially offset by decreased interest income on mortgage loans of $506,000 (-2%) and decreased direct financing lease income of $23,000.

YEARS ENDED DECEMBER 31, 1992 AND 1991

Rental income increased 2% to $31,716,000 from $31,220,000. The increase consists of $1,149,000 (5%) in rental income generated from properties acquired in 1991, $443,000 (2%) in rental income generated from the conversion of a loan on a property in 1991, and increased rental income of $405,000 (1%) due to increased rents and other income and collections from bankruptcy settlements of two previous tenants, offset by a decrease of $1,344,000 (-5%) in rental income due to the restructuring of master leases covering 17 of the Trust's shopping center properties and a decrease of $157,000 (-1%) due to the increase in the allowance for uncollectible accounts.

Operating revenues increased 1% to $32,879,000 from $32,591,000 as a result of increased rental income of $496,000 (2%), partially offset by decreased interest income on participating convertible and other mortgage loans of $188,000 (-1%) and decreased direct financing lease income of $20,000.


OPERATING EXPENSES

YEARS ENDED DECEMBER 31, 1993 AND 1992

Operating expenses increased 17% to $3,936,000 from $3,357,000. The increase consists of $19,000 of increased repair, maintenance and other operating expenses and increased property management expense of $560,000 (17%) due primarily to the increase in allocated administrative expense and the development of internal asset management capabilities which include leasing, marketing and property management.

YEARS ENDED DECEMBER 31, 1992 AND 1991

Operating expenses increased 85% to $3,357,000 from $1,810,000. The increase consists of $905,000 (50%) of increased repair, maintenance, and other operating expenses and increased property management expense of $642,000 (35%) due primarily to the restructuring of master leases covering 17 of the Trust's shopping center properties and the reclassification of certain administrative expenses to operating expenses in 1992.

DEPRECIATION AND AMORTIZATION

YEARS ENDED DECEMBER 31, 1993 AND 1992

Depreciation and amortization expense increased 5% to $9,078,000 from $8,610,000 due to additional depreciation from property improvements made in 1993 and a full year's depreciation from property improvements made in 1992.

YEARS ENDED DECEMBER 31, 1992 AND 1991

Depreciation and amortization expense increased 9% to $8,610,000 from $7,880,000 due to additional depreciation from improvements on properties in 1992 and a full year's depreciation on properties purchased in 1991.


DEBENTURE AND OTHER INTEREST EXPENSE

YEARS ENDED DECEMBER 31, 1993 AND 1992

Debenture and other interest expense decreased $146,000 (-2%) primarily due to debenture redemptions during 1993.

YEARS ENDED DECEMBER 31, 1992 AND 1991

Debenture and other interest expense increased $1,155,000 (17%) primarily due to decreased capitalization of interest costs for projects under development in 1992 and increased levels of bank borrowings in 1992 as compared to 1991 offset in part by debenture redemptions.


ADMINISTRATIVE EXPENSES

YEARS ENDED DECEMBER 31, 1993 AND 1992

The Trust's administrative expenses decreased 14% to $1,449,000 from $1,681,000. The decrease is principally due to substantially lower legal fees and to the allocation of certain administrative expenses to property management expenses.

YEARS ENDED DECEMBER 31, 1992 AND 1991

The Trust's administrative expenses increased 11% to $1,681,000 from $1,510,000 primarily as the result of increased legal fees and other expenses, offset in part by a reallocation of certain administrative expenses to property management expenses.


NET INCOME

YEARS ENDED DECEMBER 31, 1993 AND 1992

Net income was $11,594,000 in 1993 compared to $11,323,000 in 1992, an increase of $271,000 (2%). The significant components of this change include increased rental income ($1,463,000), offset by decreased interest on mortgage loans (-$506,000), and increased property management expense (-$560,000). Additional significant components affecting net income are reduced legal fees ($218,000) and increased depreciation and amortization expense (-$468,000).

Net income per share for the year ended December 31, 1993 increased to $0.70 on average outstanding shares of 16,548,198 from $.69 on average outstanding shares of 16,356,462 in 1992.

YEARS ENDED DECEMBER 31, 1992 AND 1991

Net income was $11,323,000 in 1992 compared to $14,653,000 for the comparable period in 1991, a decrease of $3,330,000 (-23%). The significant components of this change include increased rental income ($496,000), offset by increased property operating expense (-$1,547,000), interest expense (-$1,155,000), depreciation expense (-$730,000), administrative expenses (-$171,000), and decreased mortgage interest and other income (-$223,000).

Net income per share for the year ended December 31, 1992 decreased to $.69 from $.91 in 1991.


LIQUIDITY AND CAPITAL RESOURCES

The Trust has a $35,000,000 unsecured line of credit on which there was an outstanding balance of $33,244,000 as of December 31, 1993. On January 27, 1994, the Trust sold its Marin General Hospital property, located in Larkspur, California, for $12,412,000. The sales proceeds were used to reduce the outstanding balance on the line of credit.

On February 24, 1994, the Trust issued $50,000,000 of 7 7/8% senior notes due February 15, 2004. Proceeds from the sale of senior notes were used to pay the remaining outstanding balance on the line of credit of $17,644,598. The remaining proceeds will be used to acquire properties as suitable opportunities arise and to expand and improve existing properties. The senior notes contain certain covenants which impose limitations on the incurrence of debt and other restrictions.

Funds from operations (FFO), as defined by the National Association of Real Estate Investment Trusts, were $20,854,000 in 1993. Dividends paid in 1993 totaled $18,531,000, resulting in a payout ratio of 88.9% of FFO.

The Trust believes that its current sources of funds will be sufficient to meet its existing capital commitments and operating requirements. The Trust's unsecured $35 million line of credit expires May 31, 1994 and it intends to renew or replace it.

As noted above, the entire amount of the line of credit is currently available. Additionally, the Trust could borrow additional funds using its 55 properties which do not have mortgage debt. However, senior note borrowing limitations impose a cap on total borrowings of 55% of undepreciated real estate assets.


IMPACT OF THE ECONOMY

Occupancy rates of the Trust's investments remained stable at year-end at 90%. In spite of a sluggish California economy and some related tenant fall-out, the Trust has continued to lease space to sustain its occupancy levels. The Trust is positioned to benefit from a general economic improvement which should result in increased occupancy. As occupancy increases, the Trust's rental income should increase and expenses should decrease, as more tenants assume responsibility for operating expenses presently absorbed by the Trust.

During the last several years, high-volume discount retailers, such as Wal-Mart and Costco, entered certain areas of California and Nevada where Trust community shopping center properties are located. The Trust expects that these discounters may positively or negatively affect certain of the Trust's shopping center tenants. The Trust believes that its tenants could benefit if these discounters attract additional customers to nearby Trust properties and thereby generate increased sales for Trust tenants. Conversely, the Trust's tenants could be negatively affected if discounters draw customers away from the Trust's tenants. The Trust believes that to date this trend has had no measurable impact on the Trust's results of operations.

Given the current level of inflation, the Trust believes the effect of inflation on its results of operations is inconsequential. Future increases in inflation would likely increase Trust rental income by increasing tenant revenues upon which percentage rents are based, increasing rents subject to CPI-based escalation clauses and permitting an increase in base rents on new leases.


DIVIDENDS

On March 15, 1994, the Trust paid its 120th consecutive quarterly dividend since it commenced real estate operations in 1964. Dividends paid to shareholders totaled $18,531,000 in 1993. Since the 1993 distributions exceeded current and accumulated earnings and profits, 28.55% is non-taxable and constitutes a return of capital to shareholders. The Trust declares and pays quarterly dividends based on income and funds from operations and the Trust's anticipated ability to maintain or increase such dividends in future years.


RECENT DEVELOPMENTS

In February 1994, the Trust successfully completed a public offering of $50,000,000 in senior notes with a coupon rate of 7 7/8%. On January 27, 1994 the Trust sold its Marin General Hospital property in Larkspur, California, for $12,412,000 resulting in a gain on sale of $3,629,000. Additionally, the Trust has executed agreements for the sale of its interests in the Mid-Peninsula Plaza Shopping center and the Marshall's property in Redwood City, California. The aggregate book value of these three investments at December 31, 1993 was $16,972,000. Interest rates for the short-term investment of the proceeds from these property sales and the senior debt offering are substantially less than the previous yields on these properties and the cost of the senior notes. The Trust will benefit as new properties are acquired with yields substantially greater than yields on short-term investments.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Financial Statements

                                Form 10-K Item 8

                                December 31, 1993

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                            21

Balance Sheets - December 31, 1993 and December 31, 1992                      22

Statements of Income - For the Years Ended
  December 31, 1993, 1992 and 1991                                            23

Statements of Shareholders' Equity - For the Years Ended
  December 31, 1993, 1992 and 1991                                            24

Statements of Cash Flows - For the Years Ended
  December 31, 1993, 1992 and 1991                                            25

Notes to Financial Statements                                           26 to 33

Financial Statement Schedules                                           34 to 39

Report of Independent Certified Public Accountants




To the Trustees and Shareholders
Western Investment Real Estate Trust:


We have audited the financial statements of Western Investment Real Estate Trust (a California real estate investment trust) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Investment Real Estate Trust as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




San Francisco, California                                      KPMG PEAT MARWICK
February 7, 1994
(except as to Note 14, which
    is of February 24, 1994)

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                 Balance Sheets


                                                               December 31,
                                                               ------------
ASSETS                                                        1993       1992
                                                            -------------------
                                                              (In thousands)
Real estate investments:
     Property subject to operating leases. . . . . . . . . .$342,578   $335,016
     Less accumulated depreciation and amortization. . . . . (45,635)   (36,954)
                                                            --------   --------
                                                             296,943    298,062

     Property subject to direct financing leases, net. . . .   2,510      2,687
     Mortgage loans. . . . . . . . . . . . . . . . . . . . .   2,909      8,494
                                                            --------   --------
          Net real estate investments. . . . . . . . . . . . 302,362    309,243

Cash and cash equivalents. . . . . . . . . . . . . . . . . .     328      1,028
Deferred debenture issuance costs, net . . . . . . . . . . .   2,515      2,637
Accounts receivable and other assets . . . . . . . . . . . .   4,140      3,714
                                                            --------   --------
                                                            $309,345   $316,622
                                                            --------   --------
                                                            --------   --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable . . . . . . . . . . . . . . . . . . . . . . . . $33,244    $35,902
Real estate loans payable. . . . . . . . . . . . . . . . . .   1,516      1,581
Debenture interest payable . . . . . . . . . . . . . . . . .   1,322        ---
Accounts payable and accrued liabilities . . . . . . . . . .     238         91
Other liabilities. . . . . . . . . . . . . . . . . . . . . .   2,011      1,754
                                                            --------   --------
                                                              38,331     39,328

Convertible debentures . . . . . . . . . . . . . . . . . . .  66,076     67,949

Commitments and contingencies (Notes 7, 9 and 13)

Shareholders' equity:
     Shares of beneficial interest, no par value,
          unlimited share authorization.
          Issued and outstanding:
          December 31, 1992-16,466,048 shares;
          December 31, 1993-16,645,791 shares; . . . . . . . 236,178    233,648
     Accumulated dividends in excess of Trust net income . . (31,240)   (24,303)
                                                            --------   --------
               Total shareholders' equity. . . . . . . . . . 204,938    209,345
                                                            --------   --------
                                                            $309,345   $316,622
                                                            --------   --------
                                                            --------   --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Income


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                               1993         1992         1991
                                                               ------------------------------
                                           (In thousands, except for per share and share data)
INCOME FROM REAL ESTATE OPERATIONS:
  Operating revenues:
    Rental income. . . . . . . . . . . . . . . . . . .   $   33,179   $   31,716   $   31,220
    Direct financing lease income. . . . . . . . . . .          292          315          335
    Interest on mortgage loans . . . . . . . . . . . .          342          848        1,036
                                                         ----------   ----------   ----------
                                                             33,813       32,879       32,591
                                                         ----------   ----------   ----------
  Operating expenses:
    Property management. . . . . . . . . . . . . . . .        1,834        1,274          632
    Repairs, maintenance and other . . . . . . . . . .        2,102        2,083        1,178
                                                         ----------   ----------   ----------
                                                              3,936        3,357        1,810
                                                         ----------   ----------   ----------

  Depreciation and amortization. . . . . . . . . . . .        9,078        8,610        7,880
                                                         ----------   ----------   ----------

      Income from real estate operations . . . . . . .       20,799       20,912       22,901
                                                         ----------   ----------   ----------

Debenture interest expense and amortization. . . . . .        5,538        5,679        5,096
Other interest expense . . . . . . . . . . . . . . . .        2,241        2,246        1,674
                                                         ----------   ----------   ----------
                                                              7,779        7,925        6,770
                                                         ----------   ----------   ----------

Interest and other income. . . . . . . . . . . . . . .           23           17           32
                                                         ----------   ----------   ----------

Administrative expenses:
  Trustees' fees and salaries. . . . . . . . . . . . .          793          823          861
  Professional services. . . . . . . . . . . . . . . .          293          511          127
  Office and other expenses. . . . . . . . . . . . . .          363          347          522
                                                         ----------   ----------   ----------
                                                              1,449        1,681        1,510
                                                         ----------   ----------   ----------

    Net income . . . . . . . . . . . . . . . . . . . .      $11,594      $11,323      $14,653
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

    Net income per share . . . . . . . . . . . . . . .         $.70         $.69         $.91
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

DIVIDENDS PAID PER SHARE . . . . . . . . . . . . . . .        $1.12        $1.12        $1.29
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

WEIGHTED AVERAGE NUMBER OF SHARES. . . . . . . . . . .   16,548,198   16,356,462   16,177,460
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity


                  Years Ended December 31, 1993, 1992 and 1991
                        (In thousands, except share data)


                                                                                   Accumulated
                                                                 Shares of          Dividends       Total
                                                           Beneficial Interest     in Excess of     Share-
                                                           --------------------     Trust Net      holders'
                                                           Number        Amount       Income        Equity
                                                         --------------------------------------------------
Balance, January 1, 1991 . . . . . . . . . . . . . .     16,103,977     $228,638     $(11,141)    $217,497
Net proceeds from issuance of shares . . . . . . . .         57,620          815           --          815
Debenture redemption . . . . . . . . . . . . . . . .        103,147        1,708           --        1,708
Net income . . . . . . . . . . . . . . . . . . . . .             --           --       14,653       14,653
Cash dividends paid. . . . . . . . . . . . . . . . .             --           --      (20,855)     (20,855)
Recovery of unrealized loss on marketable
  securities . . . . . . . . . . . . . . . . . . . .             --           --           33           33
                                                         ----------     --------     --------     --------
Balance, December 31, 1991 . . . . . . . . . . . . .     16,264,744      231,161      (17,310)     213,851

Net proceeds from issuance of shares . . . . . . . .         70,997          898           --          898
Debenture redemption . . . . . . . . . . . . . . . .        130,307        1,589           --        1,589
Net income . . . . . . . . . . . . . . . . . . . . .             --           --       11,323       11,323
Cash dividends paid. . . . . . . . . . . . . . . . .             --           --      (18,316)     (18,316)
                                                         ----------     --------     --------     --------
Balance, December 31, 1992 . . . . . . . . . . . . .     16,466,048      233,648      (24,303)     209,345


Net proceeds from issuance of shares . . . . . . . .         65,614          935           --          935
Debenture redemption . . . . . . . . . . . . . . . .        114,129        1,595           --        1,595
Net income . . . . . . . . . . . . . . . . . . . . .             --           --       11,594       11,594
Cash dividends paid. . . . . . . . . . . . . . . . .             --           --      (18,531)     (18,531)
                                                         ----------     --------     --------     --------
Balance, December 31, 1993 . . . . . . . . . . . . .     16,645,791     $236,178     $(31,240)    $204,938
                                                         ----------     --------     --------     --------
                                                         ----------     --------     --------     --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

Statements of Cash Flows

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                     1993      1992      1991
                                                                     ----      ----      ----
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .    $11,594   $11,323   $14,653
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .      9,078     8,610     7,880
  Debenture expense amortization . . . . . . . . . . . . . . . .        182       199       200
  Decrease (increase) in accounts receivable
    and other assets . . . . . . . . . . . . . . . . . . . . . .        (59)   (1,505)      922
  Increase in deferred rent receivable . . . . . . . . . . . . .       (612)       --        --
  Increase (decrease) in debenture interest payable. . . . . . .      1,322    (1,405)      (46)
  Increase (decrease) in accounts payable and
    accrued liabilities. . . . . . . . . . . . . . . . . . . . .        147    (1,356)      968
  Increase (decrease) in other liabilities . . . . . . . . . . .        257        21      (519)
                                                                    -------   -------   -------
  Net cash provided by operating activities. . . . . . . . . . .     21,909    15,887    24,058
                                                                    -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition and improvements of real estate investments. . . .     (2,083)   (3,784)  (22,530)
  Recovery of investment in direct financing leases... . . . . .        177       154       134
  Acquisition of mortgage loans. . . . . . . . . . . . . . . . .        (46)     (569)   (4,787)
                                                                    -------   -------   -------
  Net cash used in investing activities. . . . . . . . . . . . .     (1,952)   (4,199)  (27,183)
                                                                    -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable . . . . . . . . . . . . . . . . . .     25,927    30,285    73,894
  Principal payments on note payable . . . . . . . . . . . . . .    (28,585)  (23,000)  (51,295)
  Principal payments on real estate loans payable. . . . . . . .        (65)      (57)      (56)
  Redemption of convertible debentures . . . . . . . . . . . . .       (216)     (646)     (508)
  Proceeds from issuance of shares, net. . . . . . . . . . . . .        935       898       815
  Capitalized senior note costs. . . . . . . . . . . . . . . . .       (122)       --        --
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .    (18,531)  (18,316)  (20,855)
                                                                    -------   -------   -------
    Net cash provided by (used in) financing activities. . . . .    (20,657)  (10,836)    1,995
                                                                    -------   -------   -------
    Net increase (decrease) in cash and cash equivalents . . . .       (700)      852    (1,130)


Cash and cash equivalents, at beginning of year. . . . . . . . .      1,028       176     1,306
                                                                    -------   -------   -------
Cash and cash equivalents, at end of year. . . . . . . . . . . .    $   328   $ 1,028   $   176
                                                                    -------   -------   -------
                                                                    -------   -------   -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest . . . . . . . . . . .    $ 6,247   $ 9,143   $ 6,649
                                                                    -------   -------   -------
                                                                    -------   -------   -------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          NOTES TO FINANCIAL STATEMENTS


Note 1:   Significant Accounting Policies


(A)  Properties

Properties comprising real estate investments are stated at cost. Depreciation and amortization are provided primarily using the straight-line method over the estimated useful lives of the properties as follows:

Property Type                                                              Years
- --------------------------------------------------------------------------------
Buildings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20 to 45
Improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5 to 25

Interest and fee income relating to loans on property under development for acquisition by the Trust are recorded as reductions of the Trust's investment in those properties. Interest cost is capitalized on projects under development in accordance with Financial Accounting Standards Board Statement No. 34. During 1993, no interest was capitalized. In 1992, interest cost of $46,000 was capitalized.


(B)  Federal Income Tax Reporting

For Federal income tax reporting purposes, the Trust has elected to use a 15-year straight-line accelerated cost recovery as provided by the Economic Recovery Tax Act of 1981 for properties acquired after 1981, and for properties acquired after March 1984, a 35-year, straight-line accelerated cost recovery as provided by the Deficit Reduction Act of 1984. Properties acquired after December 1986 use a 31.5-year, straight-line method as provided by the 1986 Tax Act. Properties acquired after 1989 are depreciated using a 40-year, straight-line method. Depreciation for financial statement reporting purposes is based on the estimated economic useful life of the property.


(C)  Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with a maturity of less than three months.


(D)  Direct Financing Leases

The net investment in direct financing leases consists of the aggregate minimum lease payments to be received over the terms of the leases, plus an estimated residual value, less unearned income. Unearned income, representing the difference between the minimum lease payments and estimated residual value, less the costs of the leased property, is recognized over the life of the lease using the interest rate implicit in the lease, which provides a level rate of return on the net investment in the property.


(E)  Rental Income

The Trust accrues base rental income (minimum contractual lease payments) as earned. Certain of the Trust's leases provide for additional rent based on specified percentages of the lessee's revenues. Such percentage-based rental income is recognized during the year based on estimates. Beginning in 1993, the Trust has begun recognizing income from deferred rental receivables in accordance with Financial Accounting Standards Board Statement No. 13. During 1993, $612,000 of deferred rent receivable was recognized as income.

(F)  Deferred Debt Issuance Costs

The costs incurred in connection with the issuance of debt are amortized over the term of the debt instruments.


(G)  Income Per Share

Income per share has been computed using the weighted average number of shares outstanding during each year. There were no common stock equivalents that on conversion or exercise would dilute income per share.


(H)  Impairment Accounting Policy

When the Trust concludes that recovery of the carrying value of a real estate investment is permanently impaired, it reduces such carrying value to amounts deemed recoverable.


(I)  Reclassification

Certain of the 1992 and 1991 financial statement amounts have been reclassified to conform to the 1993 presentation.



Note 2:   Real Estate Investments

The following is a reconciliation of real estate investments and the related accumulated depreciation and amortization:

Year Ended December 31,                                1993      1992       1991
- -------------------------------------------------------------------------------
(In thousands)
Real estate investments:
  Balance at beginning of year . . . . . . . . . . $335,016  $331,232  $296,517
  Additions:  Acquisitions and improvements. . . .    1,932     3,784    34,715
              Conversion of secured loans. . . . .    5,630       ---       ---
                                                   --------  --------  --------
  Balance at end of year . . . . . . . . . . . . . $342,578  $335,016  $331,232
                                                   --------  --------  --------
                                                   --------  --------  --------

Accumulated depreciation and amortization:
  Balance at beginning of year . . . . . . . . . . $ 36,954  $ 28,433  $ 20,588
  Additions charged to operations. . . . . . . . .    8,681     8,521     7,845
                                                   --------  --------  --------
  Balance at end of year . . . . . . . . . . . . . $ 45,635  $ 36,954  $ 28,433
                                                   --------  --------  --------
                                                   --------  --------  --------

Safeway has notified the Trust that it will terminate its lease with respect to the Oakland, California property as of September 30, 1994. Although Safeway will continue to pay rent on this property through September, it has vacated the premises and the Trust has initiated efforts to re-lease or sell the property. The Trust believes that it is unlikely that it will be able to release the property on terms as favorable as the terms with Safeway. Furthermore, depending on the eventual use of the property, the Trust could be required to take a write down of up to $1.5 million (book value).

With respect to the Trust's property in Rocklin, California, Raley's has an option to purchase that expires in November of 1995. Raley's has given the Trust written notice of their exercise of said option conditionally upon Raley's completing a sale to a third party. There is no guarantee that the purchase will be consummated.

The Trust sold its Marin General Hospital property in Larkspur, California, on January 27, 1994. The sales price was $12,412,000, resulting in a gain of $3,629,000. The Trust used the net proceeds of the sale to reduce the outstanding balance on its line of credit.

Additionally, the Trust has executed agreements for the sale of its interests in the Mid-Peninsula Plaza shopping center and the adjoining Marshall's property in Redwood City, California. If the sale occurs it will result in the Trust receiving payment in full on the related mortgage loan (see Note 4).


Note 3:   Leases

Two of the Trust's investment properties are accounted for as direct financing leases. All other leases are accounted for as operating leases. The following is a schedule of future minimum lease payments under direct financing and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1993:

                                                                Real Estate Investments Under
                                                                -----------------------------
                                                                        Direct
                                                                     Financing   Operating
                                                                         Lease       Lease
- ------------------------------------------------------------------------------------------
                                                                         (In thousands)
MINIMUM LEASE PAYMENTS:
1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $469     $28,494
1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     469      26,979
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     469      25,836
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     469      24,906
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     469      23,191
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     924     242,658
                                                                        ------    --------
  Total minimum lease payments . . . . . . . . . . . . . . . . . . . .   3,269    $372,064
                                                                                  --------
                                                                                  --------
  Estimated residual value . . . . . . . . . . . . . . . . . . . . . .     383
                                                                        ------
                                                                         3,652
  Less unearned income . . . . . . . . . . . . . . . . . . . . . . . .   1,142
                                                                        ------
    Investment in direct financing leases. . . . . . . . . . . . . . .  $2,510
                                                                        ------
                                                                        ------
  Original cost of properties subject to direct financing leases . . .  $4,449
                                                                        ------
                                                                        ------

Included in rental income is percentage rent income of $530,149, $755,554 and $801,635 in 1993, 1992 and 1991, respectively.

Note 4:   Investments in Mortgage Loans



                                                                                         Loan Balance
                                                                                         ------------             Interest
                                                                                      1993           1992         Rate
- --------------------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Loan on a shopping center in Redwood City, California, secured by a first deed of trust on the property.  Interest only is payable
monthly.  Mortgage is due June 2004. . . . . . . . . . . . . . . . . . . .          $2,809         $2,809         12.00%

Loans secured by first deeds of trust on properties in Elko and
Reno, Nevada.  The loans were converted to equity ownership in
August 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             ---          5,585         10.00%

Loan secured by first deed of trust on property in Reno, Nevada.
Mortgage is due May 1995 . . . . . . . . . . . . . . . . . . . . . . . . .             100            100         10.00%
                                                                                    ------         ------
                                                                                    $2,909         $8,494
                                                                                    ------         ------
                                                                                    ------         ------


Note 5:   Major Tenants

Rental income attributable to leases with Raley's, our most significant tenant, was $7,770,000, $7,734,000 and $7,393,000 in 1993, 1992 and 1991, respectively.


Note 6:   Note and Real Estate Loans Payable

The Trust has a $35,000,000 line of credit as of December 31, 1993. Interest on funds drawn under this line of credit is at a rate no greater than the bank's reference rate plus one quarter of one percent (6 1/4% at December 31, 1993) and is payable monthly on any outstanding balance. In addition, the Trust pays an annual fee of one quarter of one percent of the commitment. The Trust is not required to pledge any assets or maintain compensating balances for this line of credit although the Trust has agreed not to further encumber any of its properties or to sell or convey any of them except as permitted by the terms of the line of credit. Additionally, if amounts due under the line of credit are not paid at maturity, the lender, at its option, can require the Trust to provide security interests in Trust properties. At December 31, 1993, the Trust had borrowed $33,244,000 under this line of credit which, if not renewed, expires May 31, 1994. At December 31, 1992, the Trust had a $40 million line of credit with an outstanding balance of $35,902,000.

The Trust has one real estate mortgage loan and one property subject to an assessment bond aggregating $1,516,000 and $1,581,000 at December 31, 1993 and 1992, respectively. Aggregate principal maturities for the five years following December 31, 1993 are: 1994 -- $74,000; 1995 -- $81,000; 1996 -- $88,000; 1997 -
- - $97,000; 1998 -- $107,000; thereafter -- $1,069,000.  Additionally, the Trust owns a 50% interest in one property that is encumbered by a note and deed of trust under which the co-owner is the borrower.

Note 7:   Convertible Debentures

In August, 1988 the Trust issued $75,000,000 of 8% convertible debentures (the "debentures"), due 2008. The debentures are convertible prior to maturity, unless previously redeemed, at a conversion price equal to $22.23 per share.
The debentures are subject to limited mandatory redemption at 100% of their principal amount plus accrued interest (i) on June 30 in any year, with the consent of any holder thereof, or (ii) at any time within 60 days after the receipt of a consent on behalf of a deceased holder. The Trust has the option either to redeem debentures for cash or to exchange its shares in an amount equal to 100% of the principal amount of such debentures. Such redemption obligations are limited to an annual, non-cumulative maximum principal amount of $25,000 per holder and $2,250,000 in the aggregate, with priority being given to consents on behalf of deceased holders. The Trust may redeem debentures tendered in excess of the above limitations. In addition, the Trust has the option to redeem the debentures without the consent of the holders, in whole or in part, at redemption prices declining from 102% of the principal balance of the debentures until June 30, 1994, 101% until June 30, 1995, and at par thereafter.

On June 30, 1993 and 1992, respectively, $1,657,000 and $1,656,000 of debentures were presented for limited mandatory redemption. The Trust elected to exchange 114,129 and 130,307 shares at $14.50 and $12.70, respectively, for the debentures. During 1993 and 1992, respectively, an additional $216,000 and $646,000 of debentures were presented for mandatory redemption on behalf of deceased debenture holders which at the Trust's option were paid in cash.


Note 8:   Disclosure about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash - The carrying amount approximates fair value because of the liquidity of this asset.

Loans Receivable - The Redwood City loan receivable has a fair value equal to the carrying amount as the Trust expects to receive payment in full in 1994. The face value of the Reno loan approximates its fair value.

Marketable Securities - The fair value of marketable securities is based on quoted market prices.

Note Payable - The carrying amount approximates fair value because of the short maturity of this liability.

Convertible Debenture - The fair value of convertible debentures is based on quoted market prices.

Mortgage Payable - The carrying value of this asset approximates fair value.

The estimated fair values of the Trust's financial instruments for years ended December 31, 1993 and 1992 are (in thousands):


                                          1993                      1992
                                          ----                      ----
                                 Carrying       Fair        Carrying      Fair
                                  Amount        Value        Amount       Value
                                ----------------------     --------------------
Cash . . . . . . . . . . . . .  $     328      $   328     $  1,028      $1,028
Loans receivable . . . . . . .      2,909        2,909        8,494       8,552
Marketable securities. . . . .        159          184          159         159
Note payable . . . . . . . . .     33,244       33,244       35,902      35,902
Convertible debenture. . . . .     66,076       66,654       67,949      64,552
Mortgage payable . . . . . . .      1,424        1,424        1,480       1,480


Note 9:   Trustee and Officer Compensation

Trustee Emeritus, Death and Disability Programs

Under the Trustee Emeritus Program, Chester R. MacPhee, O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr. are eligible to become a Trustee Emeritus after reaching age 65. A Trustee Emeritus shall serve the Trust in an advisory capacity and will be compensated accordingly, up to a maximum of $60,000 annually ($75,000 for one trustee). Mr. Etcheverry elected to become Trustee Emeritus on January 1, 1993 and Mr. MacPhee elected to become Trustee Emeritus on January 1, 1991.

Chester R. MacPhee, O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr. are eligible to participate in the Death and Disability Program. The Trust will pay an annual death or disability benefit under the program based on a percentage of the participant's average annual compensation for his 36 months of service as a trustee during which his compensation was the greatest up to a maximum of $60,000 annually ($75,000 for one trustee).

Stock Option Plan

On May 12, 1988, the Trust instituted a non-qualified stock option plan (the "Plan"). The purchase price of shares of beneficial interest purchased pursuant to the Plan is to be not less than the fair market value of the shares on the date of grant. Options granted under the Plan, which expire six years from the grant date if not exercised, vest and become exercisable at a rate of 20% per year from the date of grant until completely vested. A total of 300,000 shares of beneficial interest have been authorized under the Plan.

The following options have been issued and are outstanding as of December 31, 1993:


                                                         OPTION PRICE    PERCENT
     GRANT DATE                               SHARES       PER SHARE     VESTED

     May 18, 1988                            141,000        $17.350       100%
     November 20, 1989                        38,500         18.000        80%
     November 18, 1991                        35,700         11.440        40%
     November 23, 1992                        15,400         12.625        20%
     November 11, 1993                        67,000         13.810         0%


None of the options had been exercised through December 31, 1993.


Note 10:  Dividend Reinvestment Plan

In accordance with the Dividend Reinvestment and Share Purchase Plan adopted by the Trust in 1990, the Trust received $935,000 and $898,000 net of issuance costs and issued 65,614 and 70,997 shares of beneficial interest in 1993 and 1992, respectively.

Note 11:  Quarterly Results of Operations

The following is a summary of quarterly financial information for the last two years:


                                                                            Quarters
Unaudited                                             ---------------------------------------------------
(In thousands, except for per share and share data)   First          Second         Third          Fourth
- ---------------------------------------------------------------------------------------------------------

1993
Operating revenues and interest income . . .          $8,441         $8,552         $8,461         $8,382
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----
Net income . . . . . . . . . . . . . . . . .          $2,877         $3,165         $2,657         $2,895
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

Per share:
Net income . . . . . . . . . . . . . . . . .            $.18           $.19           $.16           $.17
Dividends. . . . . . . . . . . . . . . . . .            $.28           $.28           $.28           $.28
Weighted average number of shares. . . . . .      16,468,355     16,482,586     16,612,784     16,629,068

1992
Operating revenues and interest income . . .          $8,168         $8,143         $8,241         $8,344
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

Net income . . . . . . . . . . . . . . . . .          $2,775         $2,931         $2,862         $2,755
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----

Per share:
Net income . . . . . . . . . . . . . . . . .            $.17           $.18           $.17           $.17
Dividends. . . . . . . . . . . . . . . . . .            $.28           $.28           $.28           $.28
Weighted average number of shares. . . . . .      16,267,154     16,281,819     16,428,475     16,448,400


Note 12:  Income Tax Status of Trust

The Trust has qualified, and intends to continue to qualify, as a real estate investment trust under the applicable provisions of the Internal Revenue Code and the comparable California statutes. Under such provisions, the Trust will not be taxed on that portion of its taxable income distributed currently to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed. As the Trust intends to distribute all of its income currently, no provision has been made for federal or state income taxes.

Federal taxable income of the Trust prior to the dividend-paid deductions for the three years ended December 31, 1993 is: 1993 -- $12,351,000; 1992 --
$11,368,000; 1991 -- $15,588,000. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for leases, depreciation of investment properties and gains on property dispositions.

The taxable and nontaxable portions to shareholders for federal income tax purposes in 1993 are as follows:


                                                            Percentages
                                    Distribution     ------------------------
Dates Paid                         Paid Per Share    Taxable      Non-taxable
- -----------------------------------------------------------------------------
March 15, 1993                          $.28          71.45%         28.55%
June 15, 1993                           $.28          71.45%         28.55%
September 15, 1993                      $.28          71.45%         28.55%
December 15, 1993                       $.28          71.45%         28.55%


Note 13:       Commitments and Contingencies

The Trust identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Trust initiates letters of interest and extends offers on a regular basis. At December 31, 1993, the Trust was not committed to fund any acquisition.

The Trust is involved as plaintiff or defendant in various legal actions arising in the normal course of business. At December 31, 1993, one case involves allegations that there was a disturbance of wetlands during the construction of the Trust's Vallejo shopping center. This lawsuit has been settled by the execution of a consent decree under which the developer of the property is primarily liable for penalties and costs of restoration. However, the Trust has agreed to guarantee the performance of the restoration by, and to provide a loan to, the developer. In the event of a default by the developer, the Trust's exposure could be as much as $250,000. The Trust has also reached settlement in regard to two lawsuits alleging the generation of excessive dust during construction of our Caughlin Ranch shopping center, for a payment of $25,000 payable to the plaintiffs.


Note 14:                   Subsequent Events

On February 24, 1994, the Trust completed a $50 million senior note offering. The unsecured senior notes mature February 15, 2004, and carry a coupon of 7 7/8%. Proceeds from the offering were used to pay off the line of credit of approximately $17.6 million and the balance will be used to acquire properties as suitable opportunities arise and to expand and improve existing properties.

Western Investment Real Estate Trust

Schedule IX - Short-term Borrowings


                                Weighted                               Maximum              Average
                                average            Balance            month-end            month-end
Category of                     interest          at end of            balance              balance
Borrowing                         rate             period           during period      during period  (1)
- ----------                        ----             ------           -------------      -------------

1993
- ----
Line of Credit                     6.25%         $33,244,000         $33,244,000         $31,618,000

1992
- ----
Line of Credit                     6.50%         $35,902,000         $35,902,000         $30,190,000

     (1) Average month-end balance during period was calculated by summing the month-end balances for the period, then dividing by 12.


Western Investment Real Estate Trust
Schedule XI - Real Estate and Accumulated Depreciation
December 31, 1993                                                             Cost Capitalized
(In thousands except for depreciable lives)                                         after          Gross Amounts at which
                                                         Initial Cost to Trust   Acquisitions   Carried at Close of Period(6)
                                                         ---------------------   ------------   -----------------------------
                                                                   Buildings                             Buildings
                                               Encum-                 and                                   and
Descriptions                                   brances    Land    Improvements   Improvements   Land    Improvements    Total
- ------------                                   -------    ----    ------------   ------------   ----    ------------    -----
RETAIL / SHOPPING CENTER
Lucky Store
  El Cerrito, CA . . . . . . . . . . . .                  $250        $450           $625       $250      $1,075       $1,325
San Antonio Center
  Mountain View, CA. . . . . . . . . . .                   310         534          4,394        310       4,928        5,238
Lucky Stores
  Santa Maria, CA. . . . . . . . . . . .                    77         273            164         77         437          514
Denny's
  Redwood City, CA . . . . . . . . . . .                   101         137                       101         137          238
Carpeteria
  Concord, CA. . . . . . . . . . . . . .                   794         249            142        794         391        1,185
Kwik Stop
  Santa Rosa, CA . . . . . . . . . . . .                    20          54                        20          54           74
Acapulco Y Los Arcos Rest
  Fresno, CA . . . . . . . . . . . . . .                   163         382                       163         382          545
Serra Center (30% Int.)
  Colma, CA. . . . . . . . . . . . . . .                   433         914             32        433         946        1,379
Dodge Center
  Fallon, NV . . . . . . . . . . . . . .                   405       1,595             32        405       1,627        2,032
West Town Plaza
  Winnemucca, NV . . . . . . . . . . . .                   131       3,386                       131       3,386        3,517
Nob Hill General Stores
  Watsonville, CA. . . . . . . . . . . .                   416       1,084                       416       1,084        1,500
Mid-Peninsula Plaza (50% Int.) (1)
  Redwood City, CA . . . . . . . . . . .                   905       2,680             87        905       2,767        3,672
Eastridge Plaza Shopping Center
  Porterville, CA. . . . . . . . . . . .                   939       4,390             18        939       4,408        5,347
Angels Camp Towne Center
  Angels Camp, CA. . . . . . . . . . . .                   580       4,447              8        580       4,455        5,035
Heritage Place Town Center
  Tulare, CA . . . . . . . . . . . . . .                 1,427       7,117            200      1,427       7,317        8,744
Marshall's (1)
  Redwood City, CA . . . . . . . . . . .                 1,265       1,410                     1,265       1,410        2,675
Raley's Shopping Center
  Yuba City, CA. . . . . . . . . . . . .                 2,101       5,151            688      2,101       5,839        7,940
Canal Farms Shopping Center. . . . . . .                 1,180       6,904            235      1,180       7,139        8,319
  Los Banos, CA. . . . . . . . . . . . .



                                          Accumulated
                                          Depreciation                          Depreciable
                                              and         Date of       Date       Lives
Descriptions                              Amortization  Construction  Acquired    in Years
- ------------                              ------------  ------------  --------  -----------
RETAIL / SHOPPING CENTER
Lucky Store
  El Cerrito, CA . . . . . . . . . . . .        668       1964/1983      1964        31
San Antonio Center
  Mountain View, CA. . . . . . . . . . .      1,323       1959/1990      1965     10 to 31
Lucky Stores
  Santa Maria, CA. . . . . . . . . . . .        348         1962         1967        28
Denny's
  Redwood City, CA . . . . . . . . . . .        114         1968         1968        45
Carpeteria
  Concord, CA. . . . . . . . . . . . . .        261         1963         1969     20 to 30
Kwik Stop
  Santa Rosa, CA . . . . . . . . . . . .         51         1970         1970        25
Acapulco Y Los Arcos Rest
  Fresno, CA . . . . . . . . . . . . . .        328         1972         1972        28
Serra Center (30% Int.)
  Colma, CA. . . . . . . . . . . . . . .        588         1972       1973/1988  23 to 31
Dodge Center
  Fallon, NV . . . . . . . . . . . . . .      1,021         1978         1977        24
West Town Plaza
  Winnemucca, NV . . . . . . . . . . . .      1,260       1978/1991      1978     25 to 31
Nob Hill General Stores
  Watsonville, CA. . . . . . . . . . . .        491         1982         1982        25
Mid-Peninsula Plaza (50% Int.) (1)
  Redwood City, CA . . . . . . . . . . .        639         1986         1985     10 to 31
Eastridge Plaza Shopping Center
  Porterville, CA. . . . . . . . . . . .      1,078         1985         1985      5 to 35
Angels Camp Towne Center
  Angels Camp, CA. . . . . . . . . . . .      1,007         1986         1985        31
Heritage Place Town Center
  Tulare, CA . . . . . . . . . . . . . .      1,567         1986         1987     10 to 31
Marshall's (1)
  Redwood City, CA . . . . . . . . . . .        322         1985         1985        35
Raley's Shopping Center
  Yuba City, CA. . . . . . . . . . . . .      1,109       1963/1984      1986      5 to 40
Canal Farms Shopping Center. . . . . . .      1,207         1988         1986        31
  Los Banos, CA. . . . . . . . . . . . .

  (Continued next page)


Western Investment Real Estate Trust
Schedule XI - Real Estate and Accumulated Depreciation
December 31, 1993                                                             Cost Capitalized
(In thousands except for depreciable lives)                                         after          Gross Amounts at which
                                                         Initial Cost to Trust   Acquisitions   Carried at Close of Period(6)
                                                         ---------------------   ------------   -----------------------------
                                                                   Buildings                             Buildings
                                               Encum-                 and                                   and
Descriptions                                   brances    Land    Improvements   Improvements   Land    Improvements    Total
- ------------                                   -------    ----    ------------   ------------   ----    ------------    -----

RETAIL / SHOPPING CENTER (CONTINUED)
Kmart Shopping Center. . . . . . . . . .                 1,875       3,116             83      1,875       3,199        5,074
  Sacramento, CA
Park Place Shopping Center . . . . . . .                 3,850      11,291            431      3,850      11,722       15,572
  Vallejo, CA
Blossom Valley Plaza . . . . . . . . . .                 2,448       8,315            366      2,448       8,681       11,129
  Turlock, CA
Coalinga Shopping Center
  Coalinga, CA . . . . . . . . . . . . .        1,424      816       2,144            731        816       2,875        3,691
Commonwealth Square
  Folsom, CA . . . . . . . . . . . . . .                 3,312      13,022             83      3,312      13,105       16,417
Country Gables Shopping Center
  Granite Bay, CA. . . . . . . . . . . .                 2,704      12,684            271      2,704      12,955       15,659
Heritage Oak Shopping Center
 Gridley, CA . . . . . . . . . . . . . .                 1,603       3,597             51      1,603       3,648        5,251
Belle Mill Shopping Center
 Red Bluff, CA . . . . . . . . . . . . .                 2,247       6,043            102      2,247       6,145        8,392
Anderson Square Shopping Center
 Anderson, CA. . . . . . . . . . . . . .                 1,145       2,125            127      1,145       2,252        3,397
North Hills Shopping Center
 Reno, NV. . . . . . . . . . . . . . . .                 5,406       6,911             24      5,406       6,935       12,341
Cobblestone Shopping Center
  Redding, CA. . . . . . . . . . . . . .                 2,375       7,969             84      2,375       8,053       10,428
Victorian Walk Shopping Center
  Fresno, CA . . . . . . . . . . . . . .                 1,120       7,356            128      1,120       7,484        8,604
Elko Junction Shopping Center
  Elko, NV . . . . . . . . . . . . . . .                 2,516       7,631            646      2,516       8,277       10,793
Skypark Plaza Shopping Center
  Chico, CA. . . . . . . . . . . . . . .                 2,854      10,454          1,236      2,854      11,690       14,544
Heritage Park Shopping Center. . . . . .
  Suisun City, CA. . . . . . . . . . . .                 3,575      12,187            119      3,575      12,306       15,881
Pinecreek Center (50% Int.) (2)
  Grass Valley, CA . . . . . . . . . . .                 2,725       7,966             43      2,725       8,009       10,734
Eagle Station Shopping Center
  Carson City, NV. . . . . . . . . . . .                 1,735       7,585             54      1,735       7,639        9,374
Currier Square Shopping Center
  Oroville, CA . . . . . . . . . . . . .                 2,025       7,203            560      2,025       7,763        9,788
Yreka Junction Shopping Center
  Yreka, CA. . . . . . . . . . . . . . .                 1,350       5,846            267      1,350       6,113        7,463


                                          Accumulated
                                          Depreciation                          Depreciable
                                              and         Date of       Date       Lives
Descriptions                              Amortization  Construction  Acquired    in Years
- ------------                              ------------  ------------  --------  -----------
RETAIL / SHOPPING CENTER (CONTINUED)
Kmart Shopping Center. . . . . . . . . .        756       1964/1986       1986    5 to 30
  Sacramento, CA
Park Place Shopping Center . . . . . . .      1,319         1987          1990   10 to 31
  Vallejo, CA
Blossom Valley Plaza . . . . . . . . . .        946       1988/1991       1990         31
  Turlock, CA
Coalinga Shopping Center
  Coalinga, CA . . . . . . . . . . . . .        643         1977          1987   10 to 30
Commonwealth Square
  Folsom, CA . . . . . . . . . . . . . .      1,484         1988          1990         31
Country Gables Shopping Center
  Granite Bay, CA. . . . . . . . . . . .      1,116         1988          1991         31
Heritage Oak Shopping Center . . . . . .
 Gridley, CA . . . . . . . . . . . . . .        763         1981          1987    5 to 31
Belle Mill Shopping Center
 Red Bluff, CA . . . . . . . . . . . . .      1,288       1982/1987       1987    5 to 31
Anderson Square Shopping Center
 Anderson, CA. . . . . . . . . . . . . .        480         1979          1987   10 to 31
North Hills Shopping Center
 Reno, NV. . . . . . . . . . . . . . . .      1,256         1986          1988         31
Cobblestone Shopping Center
  Redding, CA. . . . . . . . . . . . . .      1,425         1988          1988         31
Victorian Walk Shopping Center
  Fresno, CA . . . . . . . . . . . . . .      1,196         1988          1988         31
Elko Junction Shopping Center
  Elko, NV . . . . . . . . . . . . . . .      1,184       1986/1991       1988         31
Skypark Plaza Shopping Center. . . . . .
  Chico, CA. . . . . . . . . . . . . . .      1,810       1985/1991       1988   28 to 31
Heritage Park Shopping Center
  Suisun City, CA. . . . . . . . . . . .      1,405         1989          1990         31
Pinecreek Center (50% Int.) (2)
  Grass Valley, CA . . . . . . . . . . .      1,270         1988          1989   10 to 31
Eagle Station Shopping Center
  Carson City, NV. . . . . . . . . . . .      1,046         1982          1989         31
Currier Square Shopping Center
  Oroville, CA . . . . . . . . . . . . .      1,055       1969/1989       1989    5 to 31
Yreka Junction Shopping Center
  Yreka, CA. . . . . . . . . . . . . . .        782         1989          1990         31


  (Continued next page)


Western Investment Real Estate Trust
Schedule XI - Real Estate and Accumulated Depreciation
December 31, 1993                                                             Cost Capitalized
(In thousands except for depreciable lives)                                         after          Gross Amounts at which
                                                         Initial Cost to Trust   Acquisitions   Carried at Close of Period(6)
                                                         ---------------------   ------------   -----------------------------
                                                                   Buildings                             Buildings
                                               Encum-                 and                                   and
Descriptions                                   brances    Land    Improvements   Improvements   Land    Improvements    Total
- ------------                                   -------    ----    ------------   ------------   ----    ------------    -----
RETAIL / SHOPPING CENTER (CONTINUED)
Ukiah Crossroads Shopping Center
  Ukiah, CA. . . . . . . . . . . . . . .                 1,925       8,119            310      1,925       8,429       10,354
Raley's Supermarket
  Fallon, NV . . . . . . . . . . . . . .                 1,000       3,220                     1,000       3,220        4,220
Caughlin Ranch Shopping Center
  Reno, NV . . . . . . . . . . . . . . .                 2,950       7,123            114      2,950       7,237       10,187
Mercantile Row Shopping Center
  Dinuba, CA . . . . . . . . . . . . . .                 1,440       6,208            (25)     1,440       6,183        7,623
Raley's Willowrock Shopping Center (3)
  Rocklin, CA. . . . . . . . . . . . . .                 4,212         109             81      4,212         190        4,402
Elverta Crossing Shopping Center
  Sacramento, CA . . . . . . . . . . . .                 3,370       7,477            295      3,370       7,772       11,142
                                               ------  -------    --------        -------    -------    --------     --------
    Sub-total - Retail / Shopping Center       $1,424  $72,075    $216,858        $12,806    $72,075    $229,664     $301,739
                                               ------  -------    --------        -------    -------    --------     --------

COMMERCIAL
U S Postal Service
  Boulder Creek, CA. . . . . . . . . . .                    $8         $38            $31         $8         $69          $77
Coast Federal Bank
  Cupertino, CA. . . . . . . . . . . . .                   615         845                       615         845        1,460
Coast Federal Bank (Taraval)
  San Francisco, CA. . . . . . . . . . .                   366       1,824                       366       1,824        2,190
Coast Federal Bank
  Monterey, CA . . . . . . . . . . . . .                   911       2,189                       911       2,189        3,100
Coast Federal Bank (Market)
  San Francisco, CA. . . . . . . . . . .                   873       1,068                       873       1,068        1,941
Coast Federal Bank
  Santa Cruz, CA . . . . . . . . . . . .                   205         823                       205         823        1,028
Coast Federal Bank
  Salinas, CA. . . . . . . . . . . . . .                   516       1,632                       516       1,632        2,148
Marin General Hospital (4)
  Larkspur, CA . . . . . . . . . . . . .                 2,343       8,307                     2,343       8,307       10,650
3450 California Street
  San Francisco, CA. . . . . . . . . . .                 1,450       1,159            278      1,450       1,437        2,887
Redwood Business Park II
  Petaluma, CA . . . . . . . . . . . . .           92    1,017       3,052                     1,017       3,052        4,069
Crystal Lake Office Building
  Milpitas, CA . . . . . . . . . . . . .                   979       6,020             38        979       6,058        7,037
                                               ------  -------    --------        -------    -------    --------     --------
    Sub-total - Commercial . . . . . . .          $92   $9,283     $26,957           $347     $9,283     $27,304      $36,587
                                               ------  -------    --------        -------    -------    --------     --------


                                          Accumulated
                                          Depreciation                          Depreciable
                                              and         Date of       Date       Lives
Descriptions                              Amortization  Construction  Acquired    in Years
- ------------                              ------------  ------------  --------  -----------
RETAIL / SHOPPING CENTER (CONTINUED)
Ukiah Crossroads Shopping Center
  Ukiah, CA. . . . . . . . . . . . . . .        1,085       1986        1989         31
Raley's Supermarket
  Fallon, NV . . . . . . . . . . . . . .          303       1991        1991         31
Caughlin Ranch Shopping Center
  Reno, NV . . . . . . . . . . . . . . .          565     1990/1991     1990      10 to 31
Mercantile Row Shopping Center
  Dinuba, CA . . . . . . . . . . . . . .          600       1990        1990         31
Raley's Willowrock Shopping Center (3)
  Rocklin, CA. . . . . . . . . . . . . .           0         N/A        1990         N/A
Elverta Crossing Shopping Center
  Sacramento, CA . . . . . . . . . . . .          531       1991        1990         31
                                              -------
    Sub-total - Retail / Shopping Center      $37,690
                                              -------

COMMERCIAL
U S Postal Service
  Boulder Creek, CA. . . . . . . . . . .         $ 39       1959        1969      10 to 30
Coast Federal Bank
  Cupertino, CA. . . . . . . . . . . . .          278       1980        1985         25
Coast Federal Bank (Taraval)
  San Francisco, CA. . . . . . . . . . .          584       1975        1985         25
Coast Federal Bank
  Monterey, CA . . . . . . . . . . . . .          700       1963        1985         25
Coast Federal Bank (Market)
  San Francisco, CA. . . . . . . . . . .          342       1964        1986         25
Coast Federal Bank
  Santa Cruz, CA . . . . . . . . . . . .          156       1980        1986         40
Coast Federal Bank
  Salinas, CA. . . . . . . . . . . . . .          306       1937        1986         40
Marin General Hospital (4)
  Larkspur, CA . . . . . . . . . . . . .        1,873     1969/1986     1986         31
3450 California Street
  San Francisco, CA. . . . . . . . . . .          480       1957        1987       5 to 31
Redwood Business Park II
  Petaluma, CA . . . . . . . . . . . . .          476       1985        1989         31
Crystal Lake Office Building
  Milpitas, CA . . . . . . . . . . . . .        1,249       1987        1987      10 to 31
                                              -------
    Sub-total - Commercial . . . . . . .       $6,483
                                              -------

  (Continued next page)
                                                                 37


Western Investment Real Estate Trust
Schedule XI - Real Estate and Accumulated Depreciation
December 31, 1993                                                              Cost Capitalized
(In thousands except for depreciable lives)                                         after          Gross Amounts at which
                                                         Initial Cost to Trust   Acquisitions   Carried at Close of Period(6)
                                                         ---------------------   ------------   -----------------------------
                                                                   Buildings                             Buildings
                                               Encum-                 and                                   and
Descriptions                                   brances    Land    Improvements   Improvements   Land    Improvements    Total
- ------------                                   -------    ----    ------------   ------------   ----    ------------    -----
Industrial
Viking Freight Systems
  Santa Clara, CA. . . . . . . . . . . .                   548           0              0        548           0          548
Safeway Stores, Inc. (5)
  Oakland, CA. . . . . . . . . . . . . .                   489       2,144            145        489       2,289        2,778
Merchants, Inc.
  Commerce City, CO. . . . . . . . . . .                   278         648                       278         648          926
                                               ------  -------    --------        -------    -------    --------     --------
    Sub-total - Industrial . . . . . . .           $0   $1,315      $2,792           $145     $1,315      $2,937       $4,252
                                               ------  -------    --------        -------    -------    --------     --------
      Total. . . . . . . . . . . . . . .       $1,516  $82,673    $246,607        $13,298    $82,673    $259,905     $342,578
                                               ------  -------    --------        -------    -------    --------     --------
                                               ------  -------    --------        -------    -------    --------     --------


                                          Accumulated
                                          Depreciation                          Depreciable
                                              and         Date of       Date       Lives
Descriptions                              Amortization  Construction  Acquired    in Years
- ------------                              ------------  ------------  --------  -----------
Industrial
Viking Freight Systems
  Santa Clara, CA. . . . . . . . . . . .        N/A          N/A        1978         N/A
Safeway Stores, Inc. (5)
  Oakland, CA. . . . . . . . . . . . . .      1,289         1930        1983       5 to 19
Merchants, Inc.
  Commerce City, CO. . . . . . . . . . .        173         1984        1984         35
                                            -------
    Sub-total - Industrial . . . . . . .     $1,462
                                            -------
      Total. . . . . . . . . . . . . . .    $45,635
                                            -------
                                            -------

(1) Agreements for the sale of the Trust's interest in the Mid-Peninsula Plaza shopping center and the Marshall's property in Redwood City have been executed. However, there is no assurance that any such sales transaction will be completed.
(2) Pinecreek is encumbered by a note and deed of trust under which the 50% co-owner is the borrower.
(3) Property consists of unimproved land currently under lease to Raley's which has an option to purchase expiring in November 1995. Raley's has given the Trust written notice of its exercise of said option conditionally upon Raley's completing a sale to a third party. There is no guarantee that the purchase will be consummated.
(4)  Property sold January 1994.
(5) Safeway has notified the Trust that it will terminate its lease with respect to the Oakland, California property as of September 30, 1994. Although Safeway will continue to pay rent on this property through September, it has vacated the premises and the Trust has initiated efforts to re-lease or sell the property. The Trust believes that it is unlikely that it will be able to re-lease the property on terms as favorable as the terms with Safeway. Furthermore, depending on the eventual use of the property, the Trust could be required to take a write down of up to $1.5 million (book value).
(6) The aggregate cost or adjusted basis of rental property for federal income tax purposes reconciles to the amount reflected in the financial statements at December 31, 1993 as follows:


          Basis for federal income tax purposes. . . . . . . . . . . . . . . . . . .         343,084
          Direct financing leases capitalized for financial reporting purposes . . .          (3,153)
          Reduction in tax basis for deferred gains on condemnation and
            other sales and discharge of indebtedness. . . . . . . . . . . . . . . .           2,647
                                                                                            --------
          Financial statement reporting basis. . . . . . . . . . . . . . . . . . . .        $342,578
                                                                                            --------
                                                                                            --------

WESTERN INVESTMENT REAL ESTATE TRUST
1993 LAND, BUILDING IMPROVEMENT, AND LEASE COMMISSION ADDITIONS

                                                 LAND, BUILDING     LEASING
NAME                          LOCATION          AND IMPROVEMENTS  COMMISSIONS
- ----                          --------          ----------------  -----------
                                                 (IN THOUSANDS)  (IN THOUSANDS)
     SHOPPING CENTER

SERRA CENTER (30%)            COLMA, CA.             $    23         $  17
EASTRIDGE PLAZA               PORTERVILLE, CA.           (19)           --
ANGELS CAMP TOWNE CENTER      ANGELS CAMP, CA.             8            --
HERITAGE PLACE                TULARE, CA.                 45            19
RALEY'S CENTER                YUBA CITY, CA.             187           120
CANAL FARMS                   LOS BANOS, CA.             235            28
KMART CENTER                  SACRAMENTO, CA.             46             7
PARK PLACE                    VALLEJO, CA.               370           116
BLOSSOM VALLEY PLAZA          TURLOCK, CA.                 5             9
COALINGA SHOPPING CENTER      COALINGA, CA.                7            --
COMMONWEALTH SQUARE           FOLSOM, CA.                 --             6
COUNTRY GABLES                GRANITE BAY, CA.            78            10
HERITAGE OAK                  GRIDLEY, CA.                13            --
BELLE MILL LANDING            RED BLUFF, CA.              47            --
ANDERSON SQUARE               ANDERSON, CA.               67            --
NORTH HILLS                   RENO, NV.                3,711 (1)         2
COBBLESTONE                   REDDING, CA.                --             9
VICTORIAN WALK                FRESNO, CA.                 16            --
ELKO JUNCTION                 RENO, NV.                2,149 (1)        93
SKYPARK PLAZA                 CHICO, CA.                  85            17
HERITAGE PARK                 SUISUN, CA.                 41            22
PINECREEK (50%)               GRASS VALLEY, CA.          (33)          (33)
EAGLE STATION                 CARSON CITY, CA             14            10
CURRIER SQUARE                OROVILLE, CA.              (12)           --
YREKA JUNCTION                YREKA, CA.                  46            --
CROSSROADS                    UKIAH, CA.                 264            22
CAUGHLIN RANCH                RENO, NV.                   88             6
MERCANTILE ROW                DINUBA, CA.                (25)            7
ELVERTA CROSSING              SACRAMENTO, CA.             76            64
                                                     -------         -----

     SUB-TOTAL - SHOPPING CENTER                       7,532           551
     COMMERCIAL
     ----------
U.S. POSTAL SERVICE           BOULDER CREEK, CA.          15            --
3450 CALIFORNIA STREET        SAN FRANCISCO, CA.          15            --
                                                     -------         -----

     SUB-TOTAL - COMMERCIAL                               30             0
                                                     -------         -----
        TOTAL                                        $ 7,562         $ 551

(1) Of these additions, $3,699 and $1,931 for North Hills and Elko Junction, respectively, relate to the conversion to equity ownership from first deeds of trust in August, 1993. See footnote 4 of the financial statements.

                                       39

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

                                      None


                                    PART III

Items 10, 11, 12 and 13 are incorporated by reference from the definitive proxy statement relating to the Annual Meeting of Shareholders to be held on May 12, 1994.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
     (a)  1.   Financial Statements - Included in Item 8                    Page
                                                                            ----
               Report of Independent Certified Public Accountants             21
               Balance Sheets - December 31, 1993 and 1992                    22
               Financial Statements for the Years Ended
                    December 31, 1993, 1992 and 1991:
                    Statements of Income                                      23
                    Statements of Shareholders' Equity                        24
                    Statements of Cash Flows                                  25
                    Notes to Financial Statements                       26 to 33

          2.   Financial Statement Schedules                            34 to 39


          3.   Exhibits

                    Consent of Independent Certified Public Accountants       41


                    Incorporated by reference hereto is the
                    Indenture Agreement which was filed as
                    Exhibit 4.1 to Amendment No. 1 to
                    Registration Statement No. 33-22893 filed on
                    July 28, 1988 and the Declaration of Trust which was filed as Exhibit 3.1 to said registration statement.

Consent of Independent Certified Public Accountants



The Trustees
Western Investment Real Estate Trust:




We consent to incorporation by reference in the registration statement (No. 33-27016) on Form S-8 of Western Investment Real Estate Trust of our report dated February 7, 1994, except as to Note 14 which is as of February 24, 1994, relating to the balance sheets of Western Investment Real Estate Trust as of December 31, 1993 and 1992, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, and the related financial statement schedules as of December 31, 1993, which report appears in the December 31, 1993 annual report on Form 10-K of Western Investment Real Estate Trust.




San Francisco, California                                      KPMG PEAT MARWICK
March 29, 1994

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              WESTERN INVESTMENT REAL ESTATE TRUST
                              ------------------------------------
                                                  (Registrant)

                              By:  s/ Dennis D. Ryan
                                   ------------------------------
                                   Dennis D. Ryan
                                   Vice President and
Dated:    March  29, 1994          Chief Financial Officer
          ------------------

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                       Date
- ---------                          -----                       ----

s/ O.A. Talmage                    Chairman of the             March 29, 1994
_______________________________     Board, President,
O. A. Talmage                       Chief Executive
                                    Officer and Trustee



s/Dennis D. Ryan                   Vice President and          March 29, 1994
_______________________________     Chief Financial
Dennis D. Ryan                      Officer



s/ William A. Talmage              Trustee                     March 29, 1994
_______________________________
William A. Talmage



s/ Chester R. MacPhee, Jr.         Trustee                     March 29, 1994
_______________________________
Chester R. MacPhee, Jr.



s/ Reginald B. Oliver              Trustee                     March 29, 1994
_______________________________
Reginald B. Oliver



s/ James L. Stell                  Trustee                     March 29, 1994
_______________________________
James L. Stell



s/ John R. Beckett                 Trustee                     March 29, 1994
_______________________________
John R. Beckett