Form 10-Q
period 1994-03-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1994-05-10
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1994              Commission File No. 0-2809


                      WESTERN INVESTMENT REAL ESTATE TRUST
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    CALIFORNIA                              94-6100058
- - ------------------------------------------------    ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


     3450 CALIFORNIA STREET, SAN FRANCISCO, CA                94118
- - ------------------------------------------------    ---------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,
including area code                                      (415) 929-0211
                                                    ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No           .
                                        --------       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.

Shares of Beneficial Interest, No Par Value - 16,663,015

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                  INDEX TO 10-Q


                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements                                               3

            Balance Sheets - March 31, 1994  and December 31, 1993             4

            Statements of Income - Three months ended March 31, 1994
                and 1993                                                       5

            Statements of Shareholders' Equity - Three months ended
            March 31, 1994 and year ended December 31, 1993                    6

            Statements of Cash Flows - Three months ended March 31,
            1994 and 1993                                                      7

            Notes to Financial Statements                                      8

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9



PART II.    OTHER INFORMATION                                                 12


Item 6.     Exhibits                                                          13

SIGNATURE                                                                     14

                         PART I.  FINANCIAL INFORMATION



Item 1.     Financial Statements



                                    STATEMENT


The financial statements included herein have been prepared by the Trust, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of results of operations for the interim periods. Such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the notes to financial statements appearing in the annual report to shareholders for the year ended December 31, 1993.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                 Balance Sheets


                                                            (Unaudited)
                                                             March 31,    December 31,
                                                               1994           1993
                                                           ----------------------------
ASSETS                                                             (In thousands)

Real estate investments:
  Property subject to operating leases . . . . . . . .        $332,316       $342,578
  Less accumulated depreciation and amortization . . .         (45,921)       (45,635)
                                                              --------       --------
                                                               286,395        296,943
  Property subject to direct financing leases, net . .           2,461          2,510
  Mortgage loans . . . . . . . . . . . . . . . . . . .           2,809          2,809
                                                              --------       --------

    Net real estate investments. . . . . . . . . . . .         291,665        302,262

Cash and cash equivalents. . . . . . . . . . . . . . .          30,244            328
Deferred long-term debt issuance costs, net. . . . . .           2,858          2,515
Accounts receivable and other assets . . . . . . . . .           4,183          4,240
                                                              --------       --------
                                                              $328,950       $309,345
                                                              --------       --------
                                                              --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . .              --         33,244
Real estate loans payable. . . . . . . . . . . . . . .           1,498          1,516
Interest payable . . . . . . . . . . . . . . . . . . .           1,814          1,322
Accounts payable and accrued liabilities . . . . . . .             539            238
Prepaid rents and security deposits. . . . . . . . . .           1,666          1,483
Other liabilities. . . . . . . . . . . . . . . . . . .             573            528
                                                              --------       --------
                                                                 6,090         38,331

Convertible debentures . . . . . . . . . . . . . . . .          66,076         66,076

Senior notes, net. . . . . . . . . . . . . . . . . . .          49,857             --

Shareholders' equity:
  Shares of beneficial interest, no par value,
    unlimited share authorization
    Issued and outstanding:
    December 31, 1993 - 16,645,791 shares;
    March 31, 1994 - 16,663,015 shares . . . . . . . .         236,420        236,178
 Accumulated dividends in excess of Trust net income .         (29,493)       (31,240)
                                                              --------       --------
      Total shareholders' equity . . . . . . . . . . .         206,927        204,938
                                                              --------       --------
                                                              $328,950       $309,345
                                                              --------       --------
                                                              --------       --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Income
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                1994            1993
                                                            ----------------------------
                                                              (In thousands, except for
                                                              per share and share data)

INCOME FROM REAL ESTATE OPERATIONS:
  Operating revenues:
    Rental income. . . . . . . . . . . . . . . . . . .          $8,444         $8,275
    Direct financing lease income. . . . . . . . . . .              69             75
    Interest on mortgage loans . . . . . . . . . . . .              84             86
                                                              --------        -------
                                                                 8,597          8,436
                                                              --------        -------
  Operating expenses:
    Property management. . . . . . . . . . . . . . . .             534            478
    Repairs, maintenance and other . . . . . . . . . .             625            385
                                                              --------        -------
                                                                 1,159            863
                                                              --------        -------

  Depreciation and amortization. . . . . . . . . . . .           2,271          2,243
                                                              --------        -------

      Income from real estate operations . . . . . . .           5,167          5,330
                                                              --------        -------

Long-term debt interest expense and amortization . . .           1,768          1,403
Other interest expense . . . . . . . . . . . . . . . .             305            574
                                                              --------        -------
                                                                 2,073          1,977
                                                              --------        -------

Interest and other income. . . . . . . . . . . . . . .             120              5
                                                              --------        -------

Administrative expenses:
  Salaries and trustees' fees. . . . . . . . . . . . .             201            220
  Professional services. . . . . . . . . . . . . . . .              20            206
  Office and other expenses. . . . . . . . . . . . . .             214             55
                                                              --------        -------
                                                                   435            481
                                                              --------        -------
      Income before gain on sale
      of real estate investment. . . . . . . . . . . .           2,779          2,877

Gain on sale of  real estate investment. . . . . . . .           3,629             --
                                                              --------        -------

Net income . . . . . . . . . . . . . . . . . . . . . .          $6,408         $2,877
                                                              --------        -------
                                                              --------        -------

Per Share:
  Income before gain on sale
  of real estate investment. . . . . . . . . . . . . .          $0.167         $0.175
                                                              --------        -------
                                                              --------        -------

  Gain on sale of real estate investment . . . . . . .          $0.218             --
                                                              --------        -------
                                                              --------        -------

  Net income . . . . . . . . . . . . . . . . . . . . .          $0.385         $0.175
                                                              --------        -------
                                                              --------        -------

  Dividends paid . . . . . . . . . . . . . . . . . . .           $0.28          $0.28
                                                              --------        -------
                                                              --------        -------

Weighted average number of shares. . . . . . . . . . .      16,648,662     16,468,355
                                                            ----------     ----------
                                                            ----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity


                Three Months Ended March 31, 1994 (Unaudited) and
                          Year Ended December 31, 1993



                                                                            Accumulated
                                                     Shares of               Dividends        Total
                                                Beneficial Interest        in Excess of      Share-
                                                -------------------          Trust Net      holders'
                                              Number           Amount         Income         Equity
                                          -----------------------------------------------------------
                                                         (In thousands, except share data)

Balance, January 1, 1993 . . . . . . . .     16,466,048       $233,648       $(24,303)      $209,345
Net proceeds from issuance of shares . .         65,614            935             --            935
Debenture redemption and conversion. . .        114,129          1,595             --          1,595
Net income . . . . . . . . . . . . . . .             --             --         11,594         11,594
Cash dividends paid. . . . . . . . . . .             --             --        (18,531)       (18,531)
                                             ----------        -------        -------        -------
   Balance, December 31, 1993. . . . . .     16,645,791       $236,178       $(31,240)      $204,938

Net proceeds from issuance of shares . .         17,224            242             --            242
Net income . . . . . . . . . . . . . . .             --             --          6,408          6,408
Cash dividends paid. . . . . . . . . . .             --             --         (4,661)        (4,661)
                                             ----------        -------        -------        -------
   Balance, March 31, 1994 . . . . . . .     16,663,015       $236,420       $(29,493)      $206,927
                                             ----------        -------        -------        -------
                                             ----------        -------        -------        -------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                            Statements of Cash Flows
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                        1994           1993
                                                                    ---------------------------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .            $6,408         $2,877
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . .             2,271          2,243
    Amortization of deferred debt issuance cost. . . . . . . .                49             44
    Gain on sale of real estate investment . . . . . . . . . .            (3,629)            --
    (Increase) decrease in accounts receivable and other assets               91           (772)
    Increase in deferred rent receivable . . . . . . . . . . .              (138)          (153)
    Increase in interest payable . . . . . . . . . . . . . . .               492          1,358
    Increase in accounts payable and accrued liabilities . . .               301          1,433
    Increase in other liabilities. . . . . . . . . . . . . . .               228             20
                                                                         -------        -------
    Net cash provided by operating activities. . . . . . . . .             6,073         7,050
                                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of real estate investment . . . . . . .            12,398             --
    Acquisition and improvements of real estate investments. .              (388)          (160)
    Recovery of investment in direct financing leases. . . . .                49             42
                                                                         -------        -------
    Net cash provided (used) in investing activities . . . . .            12,059           (118)
                                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances on line of credit . . . . . . . . . . . . . . . .             7,900          4,500
    Principal payments on line of credit . . . . . . . . . . .           (41,144)       ( 8,000)
    Principal payments on real estate loans payable. . . . . .               (18)           (21)
    Redemption of convertible debentures . . . . . . . . . . .                --            (41)
    Proceeds from issuance of shares, net. . . . . . . . . . .               242            230
    Proceeds from senior note offering . . . . . . . . . . . .            49,855             --
    Senior note issuance costs . . . . . . . . . . . . . . . .              (390)            --
    Cash dividends paid. . . . . . . . . . . . . . . . . . . .            (4,661)        (4,610)
                                                                         -------        -------
    Net cash provided (used) in financing activities . . . . .            11,784         (7,942)
                                                                         -------        -------

    Net increase (decrease) in cash and cash equivalents . . .            29,916         (1,010)

    Cash and cash equivalents, at beginning of period. . . . .               328          1,028
                                                                        --------       --------
    Cash and cash equivalents, at end of period. . . . . . . .      $     30,244     $       18
                                                                       ---------      ---------
                                                                       ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest . . . . . . . . .       $     3,417     $    1,933
                                                                       ---------      ---------
                                                                       ---------      ---------

    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                                 March 31, 1994
                                   (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles.

     When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

     In compliance with FASB 13, the Trust has recognized deferred rental income in the amount of $138,000 for the quarter ended March 31, 1994.


(2)  DIVIDEND REINVESTMENT PLAN

     In accordance with the Trust's Dividend Reinvestment Plan, the Trust received $242,000 and issued 17,224 shares of beneficial interest during the quarter ended March 31, 1994.


(3)  RECENT DEVELOPMENTS

     The Trust is continuing its review to determine the best use for the Oakland, California property which is subject to a lease with Safeway expiring September 30, 1994. The Trust, in coordination with Safeway, is conducting a Phase II environmental study of this property.

     The Trust has contracted to sell at a gain its interest in the Mid-Peninsula Plaza property and the adjoining Marshall's property located in Redwood City, California. Both transactions are scheduled to close in the second quarter of 1994.

     The Trust has entered into a contract to purchase a community shopping center in Hanford, California. The center, which is located approximately 30 miles south of Fresno, will complement the Trust's portfolio of properties in the Central Valley area of California. It is anticipated that the closing of the purchase will be within 45 days.

Item 2.        Management's Discussion and Analysis of Financial Condition and

               Results of Operations



OPERATING REVENUES

Operating revenues for the three months ended March 31, 1994 increased $161,000, or 2%, to $8,597,000 from $8,436,000 in the comparable period in 1993. The increase is principally due to increased rental income of $169,000. Rental income increased 2% from $8,275,000 in 1993 to $8,444,000 in 1994. The increase in rental income is principally due to $196,000 from increased rental rates and $208,000 of cash payments received from lease terminations offset by $235,000 of reduced rental income resulting from the January 27, 1994 sale of the Marin General Hospital property, in Larkspur, California.

OPERATING EXPENSES

Operating expenses increased $296,000, or 34%, to $1,159,000 in the three months ended March 31, 1994 from $863,000 in the comparable period in 1993. Property management expense increased $56,000 for the quarter primarily due to $128,000 of increased costs associated with internal asset management capabilities which included leasing, marketing and property management, partially offset by $99,000 of reduced allocation of administrative expense. Repairs, maintenance and other expense increased $240,000 primarily due to the timing of the recognition of certain CAM income and property tax.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased $28,000 to $2,271,000 for the quarter ended March 31, 1994 from $2,243,000 for the 1993 period. The increase is due to additional depreciation from improvements on properties made in 1993 and 1994.

INTEREST EXPENSE

Interest expense consists of interest on balances outstanding under the Trust's line of credit, the 7 7/8% senior notes due February 15, 2004, and the 8% convertible debentures due June 30, 2008. Interest expense increased $96,000, or 5%, to $2,073,000 for the three months ended March 31, 1994 from $1,977,000 for the comparable period in 1993, primarily due to the issuance of senior notes in February 1994.

ADMINISTRATIVE EXPENSES

Administrative expenses decreased $46,000, or 10%, to $435,000 for the three months ended March 31, 1994 from $481,000 for the comparable period in 1993. The decrease was primarily due to reduced legal fees of $171,000 partially offset by reduced allocation to property management expense of $99,000.

NET INCOME

Net income before gain on sale of real estate investment for the quarter ended March 31, 1994 was $2,779,000, or $0.167 per share, compared to $2,877,000, or
$0.175 per share, for the comparable period in 1993, a decrease of $98,000, or 3%. Gain on sale of real estate investment for the quarter ended March 31, 1994 was $3,629,000, or $0.218 per share. The resulting net income for the quarter ended March 31, 1994 was $6,408,000 compared to $2,877,000 for the comparable period in 1993. Net income per share for the quarter ended March 31, 1994 increased to $0.385 from $0.175 for the same period in 1993.

LIQUIDITY AND CAPITAL RESOURCES

On February 24, 1994, the Trust issued $50,000,000 of 7 7/8% senior notes due February 15, 2004. Proceeds from the sale of senior notes were used in part to pay the outstanding balance on the line of credit of $17,644,598. The remaining proceeds will be used to acquire properties as suitable opportunities arise and to expand and improve existing properties. The senior notes contain certain covenants which impose limitations on the incurrence of debt and other restrictions.

The Trust has a $35,000,000 line of credit on which there was no outstanding balance due at March 31, 1994. Interest is paid on funds drawn at a rate not greater than the banks' reference rate plus one quarter of one percent (6.50% at 3/31/94). This line of credit expires May 31, 1994 and the Trust intends to renew it.

The Trust believes that its current sources of funds will be sufficient to meet its existing capital commitments and operating requirements. If needed, additional funds should be readily available to the Trust in the form of mortgage debt on one or more of the Trust's 57 properties, 54 of which currently are not encumbered by debt, subject to the limitations on the incurrence of debt imposed by the Indenture executed in connection with the senior note offering.

IMPACT OF THE ECONOMY

Occupancy rates of the Trust's investments remained stable at 90% for the quarter ended March 31, 1994.

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

Given the current level of inflation, the Trust believes the effect of inflation on its result of operations is inconsequential. Future increases in inflation would likely increase Trust rental income by increasing tenant revenues upon which percentage rents are based, increasing rents subject to CPI-based escalation clauses and permitting an increase in base rents on new leases.

DIVIDENDS


On March 15, 1994, the Trust paid its 120th consecutive quarterly dividend since it commenced real estate operations in 1964. Dividends paid to shareholders totaled $18,531,000 in 1993. The Trust declares and pays quarterly dividends based on income and funds from operations and the Trust's anticipated ability to maintain or increase such dividends in future years.

As previously reported, 28.55% of 1993 dividends were a non-taxable return of capital. The sale of the Marin General Hospital property produced a taxable capital gain. As a result, the Trust anticipates that the 1994 dividend will have a lower percentage of non-taxable return of capital. The taxable portion of the 1994 dividend will consist of capital gain and ordinary income.

                           PART II  OTHER INFORMATION



Items 1 to 5 in Part II are omitted because they are not applicable.

Item 6.   Exhibits.


4.1 *Form of Indenture relating to the Trust's senior notes due 2004, between the Trust and Boatmen's Trust Company.

4.2      *Form of Notes

4.3      *Declaration of Trust



               * Incorporated by reference herein from the Trust's Registration Statement (No. 33-71270) on Form S-3 filed with the Securities and Exchange Commission on November 8, 1993.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WESTERN INVESTMENT REAL ESTATE TRUST
                                                                (Registrant)




                                        By:            s/Dennis D. Ryan
                                           ------------------------------------
                                                       Dennis D. Ryan
                                                     Vice President and
                                                   Chief Financial Officer



Dated:      May 10, 1994