Form 10-Q
period 1994-06-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1994-08-11
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1994                   Commission File No. 0-2809


                      WESTERN INVESTMENT REAL ESTATE TRUST
- - --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter

     California                                       94-6100058
- - -------------------------------              -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


3450 California Street, San Francisco, CA              94118
- - ------------------------------------------   -------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number,
including area code                                (415) 929-0211
                                             -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No
                                       -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.

     Shares of Beneficial Interest, No Par Value - 16,692,518

                      WESTERN INVESTMENT REAL ESTATE TRUST


                                  INDEX TO 10-Q


PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheets - June 30, 1994 (unaudited) and December 31, 1993     3

          Statements of Income - Three and six months ended June 30, 1994
            and 1993 (unaudited)                                               4

          Statements of Shareholders' Equity - Six months ended June 30,
            1994 (unaudited) and year ended December 31, 1993                  5

          Statements of Cash Flows - Six months ended June 30, 1994
            and 1993 (unaudited)                                               6

          Notes to Financial Statements (unaudited)                            7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10


PART II.  OTHER INFORMATION                                                   14

SIGNATURE                                                                     15

                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     WESTERN INVESTMENT REAL ESTATE TRUST

                                 Balance Sheets


ASSETS                                             (Unaudited)
                                                       June 30,     December 31,
                                                          1994             1993
                                                --------------------------------
                                                            (In thousands)

Real estate investments:
   Property subject to operating leases . . . .       $375,545         $342,578
   Less accumulated depreciation and
          amortization  . . . . . . . . . . . .        (47,155)         (45,635)
                                                      --------         --------
                                                       328,390          296,943
   Property subject to direct financing
          leases, net   . . . . . . . . . . . .          2,411            2,510
   Mortgage loans . . . . . . . . . . . . . . .             --            2,809
                                                      --------         --------
      Net real estate investments . . . . . . .        330,801          302,262

 Cash and cash equivalents . . . . . . . . . ..            699              328
Deferred long-term debt issuance costs, net . .          2,912            2,515
Accounts receivable and other assets  . . . . .          4,828            4,240
                                                      --------         --------
                                                      $339,240         $309,345
                                                      --------         --------
                                                      --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . .

Bank line of credit . . . . . . . . . . . . . .          9,506           33,244
Real estate loans payable . . . . . . . . . . .          1,480            1,516
Interest payable  . . . . . . . . . . . . . . .          2,798            1,322
Accounts payable and accrued liabilities  . . .            242              238
Prepaid rents and security deposits . . . . . .          1,264            1,483
Other liabilities                                          660              528
                                                      --------         --------
                                                        15,950           38,331

Convertible debentures  . . . . . . . . . . . .         65,864           66,076
Senior notes, net . . . . . . . . . . . . . . .         49,860               --

Shareholders' equity:
   Shares of beneficial interest, no par value,
      unlimited share authorization
      Issued and outstanding:
      December 31, 1993-16,645,791 shares;
      June 30, 1994 -16,692,518 shares  . . . .        236,824          236,178
   Accumulated dividends in excess of
      Trust net income  . . . . . . . . . . . .        (29,258)         (31,240)
                                                      --------         --------

        Total shareholders' equity   . . . .  .        207,566          204,938
                                                      --------         --------
                                                      $339,240         $309,345
                                                      --------         --------
                                                      --------         --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Income
                                   (Unaudited)


                                                                Three Months Ended            Six Months Ended
                                                                    June 30,                        June 30,
                                                                    --------                        --------
                                                               1994          1993              1994          1993
                                                              ------------------------     ------------------------
                                                                (In thousands, except for per share and share data)
INCOME FROM REAL ESTATE OPERATIONS:
  Operating revenues:
   Rental income . . . . . . . . . . . . . . . . . . .       $   8,913         $8,388        $17,357        $16,663
   Direct financing lease income . . . . . . . . . . .              67             74            136            149
   Interest on mortgage loans. . . . . . . . . . . . .              66             85            150            171
                                                            ----------     ----------     ----------     ----------
                                                                 9,046          8,547         17,643         16,983
                                                            ----------     ----------     ----------     ----------

  Operating expenses:
   Property management . . . . . . . . . . . . . . . .             474            438          1,008            916
   Repairs, maintenance and other. . . . . . . . . . .             482            575          1,107            878
                                                            ----------     ----------     ----------     ----------
                                                                   956          1,013          2,115          1,794
                                                            ----------     ----------     ----------     ----------

  Depreciation and amortization. . . . . . . . . . . .           2,337          2,221          4,608          4,464
                                                            ----------     ----------     ----------     ----------

   Income from real estate operations. . . . . . . . .           5,753          5,313         10,920         10,725
                                                            ----------     ----------     ----------     ----------

Long-term debt interest expense and amortization . . .           2,366          1,404          4,134          2,807
Other interest expense . . . . . . . . . . . . . . . .              89            481            394          1,137
                                                            ----------     ----------     ----------     ----------
                                                                 2,455          1,885          4,528          3,944
                                                            ----------     ----------     ----------     ----------

Interest and other income. . . . . . . . . . . . . . .             234              5            354             10
                                                            ----------     ----------     ----------     ----------

Administrative expenses:
  Salaries and trustees' fees. . . . . . . . . . . . .             184            246            385            466
  Professional services. . . . . . . . . . . . . . . .              35            (62)            55            144
  Office and other expenses. . . . . . . . . . . . . .             162             84            376            139
                                                            ----------     ----------     ----------     ----------
                                                                   381            268            816            749
                                                            ----------     ----------     ----------     ----------
   Income before gains on sales of
     real estate investments . . . . . . . . . . . . .           3,151          3,165          5,930          6,042

Gains on sales of real estate investments. . . . . . .           1,749             --          5,378             --
                                                            ----------     ----------     ----------     ----------

Net income . . . . . . . . . . . . . . . . . . . . . .          $4,900         $3,165        $11,308         $6,042
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

INCOME PER SHARE:
  Before gains on sales of real estate investments . .          $0.189         $0.192         $0.356         $0.367
  Gains on sales of real estate investments. . . . . .           0.105             --          0.323             --
                                                            ----------     ----------     ----------     ----------
   Net income. . . . . . . . . . . . . . . . . . . . .          $0.294         $0.192         $0.679         $0.367
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

DIVIDENDS PAID PER SHARE . . . . . . . . . . . . . . .           $0.28          $0.28          $0.56          $0.56
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF SHARES. . . . . . . . . . .      16,667,946     16,482,586     16,657,029     16,475,471
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity

                 Six Months Ended June 30, 1994 (Unaudited) and
                          Year Ended December 31, 1993
                        (In thousands, except share data)



                                                                                Accumulated
                                                                                 Dividends        Total
                                                           Shares of            in Excess of      Share-
                                                      Beneficial Interest         Trust Net      holders'
                                                     Number         Amount          Income        Equity
                                                  -------------------------------------------------------


Balance, January 1, 1993 . . . . . . . . . .      16,466,048       $233,648       $(24,303)      $209,345
Net proceeds from issuance of shares . . . .          65,614            935             --            935
Debenture redemption and conversion. . . . .         114,129          1,595             --          1,595
Net income . . . . . . . . .. . . . . . . . .             --             --         11,594         11,594
Cash dividends paid . . . . .. . . . . . . .              --             --        (18,531)       (18,531)
                                                  ----------       --------       --------       ---------
     Balance, December 31, 1993. . . . . . .      16,645,791       $236,178       $(31,240)      $204,938
                                                  ----------       --------       --------       ---------
                                                  ----------       --------       --------       ---------

Net proceeds from issuance of shares . . . .          31,511            442             --            442
Debenture redemption and conversion. . . . .          15,216            204             --            204
Net income . . . . . . . . .. . . . . . . . .             --             --         11,308         11,308
Cash dividends paid. . . . . . . . . . . . .              --             --         (9,326)        (9,326)
                                                  ----------       --------       --------       ---------
     Balance, June 30, 1994. . . . . . . . .      16,692,518       $236,824       $(29,258)      $207,566
                                                  ----------       --------       --------       ---------
                                                  ----------       --------       --------       ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                                    --------
                                                                               1994          1993
                                                                             ----------------------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .    $11,308         $6,042
   Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .. . .     4,608          4,464
    Amortization of deferred debt issuance costs . . . . . . . . . . . . .        113             94
    Gains on sales of real estate investments. . . . . . . . . . . . . . .     (5,378)            --
    (Increase) decrease in accounts receivable and other assets. . . . . .       (338)           243
    Increase in deferred rent receivable . . . . . . . . . . . . . . . . .       (276)          (306)
    Increase in interest payable . . . . . . . . . . . . . . . . . . . . .      1,476          1,355
    Increase in accounts payable and accrued liabilities . . . . . . . . .          4            332
    Decrease in prepaid rents, security deposits and other liabilities . .        (87)           (11)
                                                                              --------       -------
    Net cash provided by operating activities. . . . . . . . . . . . . . .     11,430         12,213
                                                                              --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of real estate investments . . . . . . . . . . . . .     19,487             --
  Acquisitions of real estate investments. . . . . . . . . . . . . . . . .    (48,850)            --
  Improvements of real estate investments. . . . . . . . . . . . . . . . .     (1,292)        (1,130)
  Recovery of investment in direct financing leases. . . . . . . . . . . .         99             86
  Proceeds from payoff (acquisition) of
    mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,809            (41)
                                                                              --------       -------
      Net cash used in investing activities. . . . . . . . . . . . . . . .    (27,747)        (1,085)
                                                                              --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on line of credit . . . . . . . . . . . . . . . . . . . . . . .     25,706         11,400
  Principal payments on line of credit . . . . . . . . . . . . . . . . . .    (49,444)       (14,485)
  Principal payments on real estate loans payable. . . . . . . . . . . . .        (36)           (38)
  Redemption of convertible debentures . . . . . . . . . . . . . . . . . .         --           (206)
  Proceeds from issuances of shares, net . . . . . . . . . . . . . . . . .        442            462
  Proceeds from senior note offering . . . . . . . . . . . . . . . . . . .     49,855             --
  Senior note issuance costs . . . . . . . . . . . . . . . . . . . . . . .       (509)            --
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,326)        (9,225)
                                                                              --------       -------
     Net cash provided (used) in financing activities. . . . . . . . . . .     16,688        (12,092)
                                                                              --------       -------

     Net increase (decrease) in cash cash equivalents. . . . . . . . . . .        371           (964)

 Cash and cash equivalents, at beginning of period . . . . . . . . . . . .        328          1,028
                                                                              --------       -------
 Cash and cash equivalents, at end of period . . . . . . . . . . . . . . .   $    699       $     64
                                                                             --------       --------
                                                                             --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest . . . . . . . . . . . . . . . .   $  2,885       $  2,495
                                                                             --------       --------
                                                                             --------       --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                                  June 30, 1994
                                   (Unaudited)

Note A:   BASIS OF PRESENTATION

The financial statements included in this report have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

In compliance with FASB 13, the Trust has recognized deferred rental income for the quarter and six months ended June 30, 1994, in the amounts of $138,000 and $276,000, respectively.

Note B:   INVESTMENTS IN MORTGAGE LOANS

In May 1994, the $2.809 million note held by the Trust and secured by the Mid-Peninsula Plaza property was paid in full upon the sale of that property.

Note C:   BANK LINE OF CREDIT

On May 31, 1994, the Trust obtained a two year unsecured $60 million line of credit. The interest rate is LIBOR plus 2.0% or the participating banks' reference rate, at the Trust's election. In addition, the Trust pays an annual fee of $140,000. At June 30, 1994, the Trust had an outstanding balance of $9,506,000 under the line of credit. This facility replaced the Trust's previous $35 million line of credit, which expired on May 31, 1994. The interest rate on the previous facility was the banks' reference rate plus one-quarter of one percent plus an annual fee of one-quarter of one percent of the commitment.

Note D:   DIVIDEND REINVESTMENT PLAN

In accordance with Trust's Dividend Reinvestment Plan, the Trust received $200,000 and issued 14,287 shares of beneficial interest during the quarter and received $442,000 and issued 31,511 shares during the six months ended
June 30, 1994.

Note E:   REDEEMED DEBENTURES EXCHANGED FOR SHARES

On June 30, 1994, $212,000 of the Trust's convertible debentures were redeemed in accordance with the limited mandatory redemption provisions of the convertible debentures. The Trust elected to exchange 15,216 shares at $13.925 per share for the convertible debentures. Net of deferred issuance costs of $8,000, shareholders' equity increased by $204,000.

Note F:   PROPERTY ACQUISITIONS AND DISPOSITIONS

During the quarter, the Trust acquired interests in four shopping centers totaling 382,550 square feet for approximately $49 million. These shopping centers are located in Livermore, Elk Grove, Fair Oaks and Manteca, California.

Also during the quarter, pursuant to a tax-deferred exchange, the Trust sold at a gain of $1.7 million its fifty percent (50%) interest in the Mid-Peninsula Plaza property and the adjoining Marshall's property located in Redwood City, California.

All acquisitions were funded from a portion of the proceeds of the Trust's February 1994 public offering of $50 million of 7 7/8% senior notes, the proceeds from property dispositions and a portion of the $60 million line of credit.

At June 30, 1994, the Trust owned 59 income producing properties, totaling 4.648 million gross leasable square feet.

Note G:   CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs associated with improvement of real estate investments. For the six months ended June 30, 1994, the Trust capitalized $1.3 million in expenditures. This balance is comprised of $378,000 of "Build to Suit" capital improvements, $175,000 of leasing commissions and $739,000 of tenant improvements and other capital improvements.

The Trust's in-house leasing department costs, as well as legal and accounting costs associated with leasing, are expensed as incurred.

Additionally, the Trust's debt origination costs have been capitalized and are amortized over the terms of the financing arrangements. The resulting amortization is included in "Long-term debt interest expense and amortization".

Note H:   RECENT DEVELOPMENTS

The Trust is continuing to determine the best use for the Oakland, California property which is subject to a lease with Safeway expiring September 30, 1994. The Trust, in coordination with Safeway, is conducting a Phase II environmental study of this property.

On July 18, 1994, the Trust purchased a 127,870 square-foot portion of the Centennial Plaza shopping center located in Hanford, California for $11.1 million, using funds available under the line of credit.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows from operating activities will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT requirements. Cash on hand, borrowings under its existing line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth. All but two of the Trust's properties are currently free of debt, thereby providing a collateral base for future borrowings. Any incurrence of debt on the properties would be subject to limitations imposed by the Indenture executed in connection with the recent senior note offering and the Trust's $60 million line of credit.

As of June 30, 1994, the Trust had approximately $50.5 million available under its $60 million line of credit. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), will be used to fund acquisitions and other cash requirements. The line of credit's interest rate is either LIBOR plus 2.0% or the participating banks' reference rate, at the Trust's election. This facility expires May 31, 1996, at which time the Trust intends to renew it.

In February 1994, the Trust raised $50 million through a senior note offering. These funds, as well as the proceeds from the sale of three properties and funds available under the line of credit, were used to acquire interests in four shopping centers and reduce borrowings under a previous line of credit. An interest in a fifth shopping center was acquired subsequent to June 30, 1994, using funds available under the line of credit.

The Trust has entered into two new leases which call for approximately $2 million in tenant improvements. These expenditures will be paid from borrowings on the line of credit or from other sources. These leases will expand the Trust's gross leasable area by 17,000 square feet, improve 30,000 square feet of existing gross leasable area, and increase rental income.

RESULTS OF OPERATIONS

The Trust along with most industry analysts considers funds from operations (defined by NAREIT as net income plus depreciation and amortization, less gains on sales of properties) to be the most appropriate measure of the performance of an equity REIT.

QUARTER ENDED JUNE 30, 1994 AND 1993

FUNDS FROM OPERATIONS increased $117,000, or 2.2% to $5,552,000 for the quarter ended June 30, 1994, from $5,435,000 in the prior year's comparable three month period. The major components of this increase are increased operating revenue offset by increased interest expense.

OPERATING REVENUES increased $499,000 to $9,046,000 for the three month period ended June 30, 1994, from $8,547,000 for the prior year's comparable period. This 5.8% increase is principally the result of a $600,000 lease termination fee. During the quarter ended June 30, 1994, the Trust entered into a lease termination agreement with Lucky Stores in connection with the shopping center in Red Bluff, California. In consideration for the early termination of the lease, the Trust recorded a $600,000 lease termination fee. Simultaneous with the Lucky lease termination agreement, the Trust entered into a lease with Food 4 Less to lease the same premises. The Food 4 Less lease requires an expansion of the premises by 12,500 square feet and renovation of the existing premises at an estimated cost of $1.5 million.

OPERATING EXPENSES decreased $57,000 or 5.6% to $956,000 for the quarter ended June 30, 1994. For the same quarter in 1993, operating expenses were $1,013,000.

DEPRECIATION AND AMORTIZATION increased $116,000 to $2,337,000 for the three month period ended June 30, 1994, from $2,221,000 for the comparable period ended June 30, 1993, principally due to the acquisition of new properties.

INTEREST EXPENSE consists of interest on the Trust's line of credit, the 7 7/8% senior notes due February 15, 2004, and the 8% convertible debentures due June 30, 2008. Interest expense increased $570,000 or 30.2% to $2,455,000 for the quarter ended June 30, 1994, from $1,885,000 for the same period in 1993, as a result of the Trust's increased borrowings at a higher, but fixed rate.

ADMINISTRATIVE EXPENSES increased $113,000 to $381,000 for the quarter ended June 30, 1994. This is a 42.2% increase from the 1993 balance of $268,000 for the same period. The primary reason for the increase is the prior year's expenses were offset by the receipt of an insurance reimbursement of $170,000 for legal expenses in connection with a shareholders' suit.

NET INCOME before gains on sales of real estate investments for the three months ended June 30, 1994, was $3,151,000, or $0.189 per share, compared to $3,165,000, or $0.192 per share, for the comparable period in 1993, a decrease of 0.4%, or $14,000. Gains on sales of real estate investments for the quarter ended June 30, 1994, was $1,749,000, or $0.105 per share. The resulting net income for the quarter ended June 30, 1994, was $4,900,000 compared to $3,165,000 for the comparable period in 1993. Net income per share for the quarter ended June 30, 1994, increased to $0.294 from $0.192 for the same period in 1993.

SIX MONTHS ENDED JUNE 30, 1994 AND 1993

FUNDS FROM OPERATIONS for the six months ended June 30, 1994, increased 0.5% or $52,000 to $10,651,000 from $10,599,000 in the prior year's comparable six month period.

OPERATING REVENUES increased $660,000 to $17,643,000 for the six month period ended June 30, 1994, from $16,983,000 for the prior year's comparable period. This 3.9% increase is principally due to the recognition of a $600,000 lease termination fee, as described above.

OPERATING EXPENSES increased $321,000 or 17.9% to $2,115,000 for the six months ended June 30, 1994. For the same period in 1993, operating expenses were $1,794,000. Property management expense increased $92,000 for the six months ended June 30, 1994, primarily due to increased costs associated with internal asset management capabilities which include leasing, marketing and property management. For the six months ended June 30, 1994, repairs, maintenance and other expense increased $229,000, primarily due to the timing of the recognition of certain expense reimbursements.

DEPRECIATION AND AMORTIZATION increased $144,000 to $4,608,000 for the six month period ended June 30, 1994, from $4,464,000 for the comparable period ended June 30, 1993. This increase is due to the acquisition of new properties, partially offset by the reduction due to property dispositions.

INTEREST EXPENSE increased $584,000 or 14.8% to $4,528,000 for the six months ended June 30, 1994, from $3,944,000 for the same period in 1993. This increase is a result of the Trust's increased borrowings at a higher, but fixed, rate.

ADMINISTRATIVE EXPENSES increased $67,000 to $816,000 for the six months ended June 30, 1994. This is a 8.9% increase from $749,000 for the same period in 1993. The primary reason for the increase is due to a reduction in the allocation to property management expenses. The allocation of certain administrative expenses to property management expenses began in the fourth quarter of 1992 due to the Trust's establishing fully integrated property management in-house.

NET INCOME before gains on sales of real estate investments for the six months ended June 30, 1994, was $5,930,000, or $0.356 per share, compared to $6,042,000, or $0.367 per share, for the comparable period in 1993, a decrease of $112,000, or 1.9%. Gains on sales of real estate investments for the six months ended June 30, 1994, was $5,378,000, or $0.323 per share. The resulting net income for the six months ended June 30, 1994, was $11,308,000 compared to $6,042,000 for the comparable period in 1993. Net income per share for the six months ended June 30, 1994, increased to $0.679 from $0.367 for the same period in 1993.

                          PART   II.  OTHER INFORMATION

ITEMS 1. THROUGH 3.      None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the regular Annual Meeting of Shareholders of Western Investment Real Estate Trust, held on May 12, 1994, the following were submitted to a vote of security holders:

          (a) The election of the following trustees to serve for a term of three years expiring at the conclusion of the 1997 annual meeting of shareholders: Chester R. MacPhee, Jr. and Reginald B. Oliver.

              APPROVED - 14,848,579 shares were voted in favor and 226,801 shares were voted against.

          (b) Ratification of the appointment of KPMG Peat Marwick, independent certified public accountants, as the Trust's auditors for the year ending December 31, 1994.

             APPROVED - 14,891,292 shares were voted in favor and 59,370 shares were voted against.

ITEM 5.   None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               (numbered in accordance with Item 601 of Regulation S-K)

               4. Instruments defining the rights of security-holders, including indentures.

                    4.1 *Form of Indenture relating to the Trust's senior notes due 2004, between the Trust and Boatmen's Trust Company.

                    4.2  *Form of Notes

                    4.3  *Declaration of Trust

                    *Incorporated by reference herein from the Trust's
                         Registration Statement (No. 33-71270) on Form S-3
                    filed with the Securities and Exchange Commission on November 8, 1993.

          (b)  Reports on Form 8-K

               During the period covered by this report the Trust filed the following Current Reports:

                    Form 8-K dated June 7, 1994.

               The Form 8-K filing summarized the acquisition of certain assets.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WESTERN INVESTMENT REAL ESTATE TRUST
                                   -------------------------------------
                                                  (Registrant)



                               By:           /s/Dennis D. Ryan
                                   -------------------------------------------
                                                Dennis D. Ryan
                                               Vice President and
                                              Chief Financial Officer


Dated: August 10, 1994
      -----------------