Form 10-Q
period 1994-09-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1994-11-14
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1994              Commission File No. 0-2809


                      WESTERN INVESTMENT REAL ESTATE TRUST
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       California                                 94-6100058
- - --------------------------------------  ---------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


3450 California Street, San Francisco, CA            94118
- - -----------------------------------------  -------------------------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number,
including area code                             (415) 929-0211
                                           -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X         No
                   ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.


          Shares of Beneficial Interest, No Par Value - 16,713,522

                      WESTERN INVESTMENT REAL ESTATE TRUST


                                  INDEX TO 10-Q




PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Balance Sheets - September 30, 1994 (unaudited) and December 31, 1993           3

          Statements of Income - Three and nine months ended September 30, 1994
            and 1993 (unaudited)                                                          4

          Statements of Shareholders' Equity - Nine months ended September 30,
            1994 (unaudited) and year ended December 31, 1993                             5

          Statements of Cash Flows - Nine months ended September 30, 1994
            and 1993 (unaudited)                                                          6

          Notes to Financial Statements (unaudited)                                       7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          11



PART II.  OTHER INFORMATION                                                              15



SIGNATURE                                                                                16


                         PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                 Balance Sheets




                                        (Unaudited)
          ASSETS                        September 30,  December 31,
                                                1994          1993
                                        ---------------------------
                                               (In thousands)

 Real estate investments:
    Property subject to operating leases   $382,753    $342,578
    Less accumulated depreciation and
     amortization  . . . . . . . . . .      (49,674)    (45,635)
                                          ---------   ---------
                                            333,079     296,943
    Property subject to direct financing
     leases, net . . . . . . . . . . .        2,359       2,510
    Mortgage loans . . . . . . . . . .           --       2,809

       Net real estate investments . .      335,438     302,262

 Cash and cash equivalents . . . . . .          697         328
 Deferred long-term debt issuance costs,
  net  . . . . . . . . . . . . . . . .        2,853       2,515

 Accounts receivable and other assets.        9,441       4,240
                                          ---------   ---------
                                           $348,429    $309,345
                                          ---------   ---------
                                          ---------   ---------


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Bank line of credit . . . . . . . . .       22,270      33,244
 Real estate loans payable . . . . . .        1,461       1,516
 Interest payable  . . . . . . . . . .          494       1,322
 Accounts payable and accrued
 liabilities . . . . . . . . . . . . .          565         238
 Prepaid rents and security deposits .        1,829       1,483
 Other liabilities . . . . . . . . . .        1,430         528
                                           ---------   ---------
                                             28,049      38,331

 Convertible debentures  . . . . . . .       65,790      66,076
 Senior notes, net . . . . . . . . . .       49,864          --

 Shareholders' equity:
    Shares of beneficial interest, no
     par value,
       unlimited share authorization .
       Issued and outstanding:
       December 31, 1993-16,645,791
        shares;
       September 30, 1994 -16,713,522
        shares . . . . . . . . . . . .      237,095     236,178
    Accumulated dividends in excess of
     Trust net income  . . . . . . . .      (32,369)    (31,240)
                                          ---------   ---------
          Total shareholders' equity .      204,726     204,938
                                          ---------   ---------
                                           $348,429    $309,345
                                          ---------   ---------
                                          ---------   ---------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Income
                                   (Unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                       ----------------                ---------------
                                                       1994           1993           1994           1993
                                                       --------------------          -------------------
                                                     (In thousands, except for per share and share data)
 INCOME FROM REAL ESTATE OPERATIONS:
    Operating revenues:
       Rental income . . . . . . . . . . . .          $9,259         $8,294        $26,616        $24,957
       Direct financing lease income . . . .              65             72            201            221
       Interest on mortgage loans. . . . . .              --             86            150            257
                                                   ---------      ---------      ---------      ---------
                                                       9,324          8,452         26,967         25,435
                                                   ---------      ---------      ---------      ---------
    Operating expenses:
       Property management . . . . . . . . .             490            468          1,498          1,384
       Repairs, maintenance and other. . . .             584            762          1,691          1,640
                                                   ---------      ---------      ---------      ---------
                                                       1,074          1,230          3,189          3,024
                                                   ---------      ---------      ---------      ---------

    Depreciation and amortization. . . . . .           2,642          2,288          7,250          6,752
                                                   ---------      ---------      ---------      ---------

       Income from real estate operations. .           5,608          4,934         16,528         15,659
                                                   ---------      ---------      ---------      ---------

 Long-term debt interest expense and
  amortization . . . . . . . . . . . . . . .           2,362          1,365          6,495          4,172
 Other interest expense. . . . . . . . . . .             363            560            757          1,697
                                                   ---------      ---------      ---------      ---------
                                                       2,725          1,925          7,252          5,869
                                                   ---------      ---------      ---------      ---------

 Interest and other income . . . . . . . . .               8              9            362             19
                                                   ---------      ---------      ---------      ---------
 Administrative expenses:
    Salaries and trustees' fees. . . . . . .             182            122            567            588
    Professional services. . . . . . . . . .              34             86             90            230
    Office and other expenses. . . . . . . .             184            153            560            292
                                                   ---------      ---------      ---------      ---------
                                                         400            361          1,217          1,110
                                                   ---------      ---------      ---------      ---------

 Provision for loss on
  real estate investment . . . . . . . . . .             996             --            996             --
                                                   ---------      ---------      ---------      ---------

    Income before gains on sale of
     real estate investments . . . . . . . .           1,495          2,657          7,425          8,699

 Gains on sale of real estate investments. .              70             --          5,448             --
                                                   ---------      ---------      ---------      ---------


 Net income. . . . . . . .. . . . . . . . . .         $1,565         $2,657        $12,873         $8,699
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

 INCOME PER SHARE:
    Before gains on sale of real estate
      investments. . . . . . . . . . . . . .          $0.090         $0.160         $0.445         $0.527
    Gains on sale of real estate investments           0.004             --          0.327             --
                                                   ---------      ---------      ---------      ---------
       Net income. . . . . . . . . . . . . .          $0.094         $0.160         $0.772         $0.527
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

 DIVIDENDS PAID PER SHARE. . . . . . . . . .          $0.280         $0.280         $0.840         $0.840
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

 WEIGHTED AVERAGE NUMBER OF SHARES . . . . .      16,697,659     16,612,784     16,670,568     16,521,242
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity


              Nine Months Ended September 30, 1994 (Unaudited) and
                          Year Ended December 31, 1993
                        (In thousands, except share data)





                                                                                 Accumulated
                                                            Shares of             Dividends         Total
                                                       Beneficial Interest      in Excess of       Share-
                                                       -------------------        Trust Net       holders'
                                                     Number         Amount         Income          Equity
                                                 --------------------------------------------------------
          BALANCE, JANUARY 1, 1993 . . . . .      16,466,048       $233,648       $(24,303)      $209,345
Net proceeds from issuance of shares . . . .          65,614            935             --            935
Debenture redemption and conversion. . . . .         114,129          1,595             --          1,595
Net income . . . . . . . . . . . . . . . . .              --             --         11,594         11,594
Cash dividends paid. . . . . . . . . . . . .              --             --        (18,531)       (18,531)
                                                 -----------    -----------    -----------    -----------
          BALANCE, DECEMBER 31, 1993 . . . .      16,645,791       $236,178       $(31,240)       204,938
                                                 -----------    -----------    -----------    -----------

Net proceeds from issuance of shares . . . .          47,551            645             --            645
Debenture redemption and conversion. . . . .          20,180            272             --            272
Net income . . . . . . . . . . . . . . . . .              --             --         12,873         12,873
Cash dividends paid. . . . . . . . . . . . .              --             --        (14,002)       (14,002)
                                                 -----------    -----------    -----------    -----------
         BALANCE, SEPTEMBER 30, 1994 . . . .      16,713,522       $237,095       $(32,369)      $204,726
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                               -------------
                                                                                         1994                1993
                                                                                        ---------------------------
                                                                                               (In thousands)

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,873           $  8,699
                Adjustments to reconcile net income to net cash provided
                 by operating activities:
                  Depreciation and amortization. . . . . . . . . . . . . . . . . . .      7,250               6,752
                  Amortization of deferred debt issuance cost. . . . . . . . . . . .        221                 138
                  Gains on sale of real estate investments . . . . . . . . . . . . .     (5,448)                 --
                  (Increase) Decrease in accounts receivable
                     and other assets. . . . . . . . . . . . . . . . . . . . . . . .       (291)                212
                  Increase in deferred rent receivable . . . . . . . . . . . . . . .       (497)               (459)
                  Increase (Decrease) in interest payable. . . . . . . . . . . . . .       (828)              1,321
                  Increase in accounts payable
                     and accrued liabilities . . . . . . . . . . . . . . . . . . . .        327                 988
                  Increase (Decrease) in prepaid rents, security deposits
                     and other liabilities . . . . . . . . . . . . . . . . . . . . .        715                 (18)
                  Provision for loss on real estate investment . . . . . . . . . . .        996                  --
                                                                                      ---------           ---------
                  Net cash provided by operating activities. . . . . . . . . . . . .     15,318              17,633
                                                                                      ---------           ---------



          CASH FLOWS FROM INVESTING ACTIVITIES:
             Proceeds from sale of real estate investments . . . . . . . . . . . . .     23,960                  --
             Acquisitions of real estate investments . . . . . . . . . . . . . . . .    (60,185)                 --
             Funds escrowed pending acquisition. . . . . . . . . . . . . . . . . . .     (4,466)                 --
             Improvements of real estate investments . . . . . . . . . . . . . . . .     (2,174)             (1,545)
             Recovery of investment in direct financing leases . . . . . . . . . . .        151                 131
             Proceeds from payoff (acquisition) of mortgage loans. . . . . . . . . .      2,809                 (46)
                                                                                      ---------           ---------
                  Net cash used in investing activities. . . . . . . . . . . . . . .    (39,905)             (1,460)
                                                                                      ---------           ---------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Advances on line of credit. . . . . . . . . . . . . . . . . . . . . . .     38,756              17,651
             Principal payments on line of credit. . . . . . . . . . . . . . . . . .    (49,730)            (21,385)
             Principal payments on real estate loans payable . . . . . . . . . . . .        (55)                (54)
             Redemption of convertible debentures. . . . . . . . . . . . . . . . . .         (4)               (216)
             Proceeds from issuance of shares, net . . . . . . . . . . . . . . . . .        645                 679
             Proceeds from senior note offering. . . . . . . . . . . . . . . . . . .     49,855                  --
             Senior note issuance costs. . . . . . . . . . . . . . . . . . . . . . .       (509)                 --
             Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .    (14,002)            (13,876)
                                                                                      ---------           ---------
                  Net cash provided by (used in) financing activities. . . . . . . .     24,956             (17,201)
                                                                                      ---------           ---------
                  Net Increase (Decrease) in cash and cash equivalents . . . . . . .        369              (1,028)

            Cash and cash equivalents, at beginning of period. . . . . . . . . . . .        328               1,028
                                                                                      ---------           ---------
            Cash and cash equivalents, at end of period. . . . . . . . . . . . . . .  $     697           $       0
                                                                                      ---------           ---------
                                                                                      ---------           ---------

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . .  $   7,858           $   4,410
                                                                                      ---------           ---------
                                                                                      ---------           ---------



          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                               September 30, 1994
                                   (Unaudited)

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

In compliance with FASB 13, the Trust has recognized deferred rental receivable for the quarter and nine months ended September 30, 1994, in the amounts of $221,000 and $497,000, respectively.

Note B:   INVESTMENTS IN MORTGAGE LOANS

In May 1994, the $2.809 million note held by the Trust and secured by the Mid-Peninsula Plaza property was paid in full upon the sale of that property.

Note C:   BANK LINE OF CREDIT

On May 31, 1994, the Trust obtained a two year unsecured $60 million line of credit. The interest rate is LIBOR plus 2.0% or the participating banks' reference rate, at the Trust's election. In addition, the Trust pays an annual fee of $140,000. At September 30, 1994, the Trust had an outstanding balance of $22,270,000 under the line of credit. This facility replaced the Trust's previous $35 million line of credit, which expired on May 31, 1994. The interest rate on the previous facility was the banks' reference rate plus one-quarter of one percent plus an annual fee of one-quarter of one percent of the commitment.

Note D:   DIVIDEND REINVESTMENT PLAN

In accordance with the Trust's Dividend Reinvestment Plan, the Trust received $200,000 and issued 15,880 shares of beneficial interest during the quarter and received $643,000 and issued 47,391 shares during the nine months ended September 30, 1994.

Note E:   STOCK OPTION PLAN

During the quarter ended September 30, 1994, 160 shares were issued at $11.44 a share as a result of the exercise of stock options.

Note F:   CONVERTIBLE DEBENTURES

During the quarter ended September 30, 1994, $74,000 of the Trust's convertible debentures were redeemed in accordance with the limited mandatory redemption provisions of the convertible debentures. The Trust elected to exchange $70,000 of debentures for 4,964 shares at $13.60 per share for the convertible debentures. Net of deferred issuance costs of $2,000, shareholders' equity increased by $68,000. The Trust redeemed the additional $4,000 of convertible debentures in cash.


Note G:   PROPERTY ACQUISITIONS AND DISPOSITIONS

On June 6, 1994, the Trust completed the acquisition of Mission Ridge Plaza, Northridge Plaza and Laguna 99 Plaza. Had these transactions taken place as of January 1, 1994, certain pro forma effects would have been reflected in the statement of income of the Trust for the nine months ended September 30, 1994. Operating revenues would have been increased by $1,127,000; depreciation expense would have been increased by $384,000; operating expenses would have been increased by $131,000; other interest expense would have been increased by $354,000; and interest and other income would have been decreased by $362,000. Net income reported for that period would have been decreased by $104,000. Net income per share for the nine-month period ended September 30, 1994 of $0.772 would have decreased by $0.006 to $0.766 based on 16,670,568 weighted average number of shares outstanding.

The pro forma information referred to above is based upon audited 1993 gross income and direct operating expenses. These numbers reflect occupancy levels in effect during 1993. Mission Ridge Plaza and Laguna 99 Plaza were constructed in 1992 and lease-up took place during 1992 and 1993. Accordingly, the 1993 operating income is less than the annual operating income generated from the properties at the time of the property acquisitions and as of the date of this report. The occupancy rate at September 30, 1994, for Mission Ridge Plaza was 100%, Northridge Plaza was 96% and Laguna 99 Plaza was 98%. These occupancy rates are higher than the rates during 1993.

During the quarter, the Trust acquired a 127,870 square foot portion of Centennial Plaza in Hanford, California for approximately $11 million. The acquisition was funded from a portion of the $60 million line of credit. Major tenants at the Trust's portion of this property include Food-4-Less, Fashion Bug and Lyon's Restaurant.

Also during the quarter, pursuant to a tax-deferred exchange, the Trust sold at a gain of $70,000 land located in Rocklin, California. This property was previously leased to Raley's. The sale proceeds of $4,466,000 are held in an exchange account pending the closing of a future acquisition and are included in other receivables in the accompanying balance sheet.

At September 30, 1994, the Trust owned 59 income producing properties, totaling
4.775 million gross leasable square feet.

Note H:   CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs associated with improvement of real estate investments which exceed $4,000. Capitalized costs include third party leasing commissions, tenant improvements and capital expenditures. For the nine months ended September 30, 1994, the Trust capitalized $2.2 million in such expenditures. This amount is comprised of $875,000 of "Build to Suit" capital improvements; $86,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $850,000 of capitalized costs incurred in connection with previously leased space; and $363,000 of capitalized costs which relate to general improvements to common areas.

The Trust's in-house leasing department costs, as well as legal and accounting costs associated with leasing, are expensed as incurred.

Note I:   RECENT DEVELOPMENTS

The lease with Safeway on the Oakland, California property expired on October 1, 1994. The Trust plans to sell the property and has determined, based on an independent appraisal, that the net realizable value of the property is less than the carrying value. Accordingly, and consistent with the information previously communicated, the Trust reduced the carrying value by $463,000, from $1,393,000 to $930,000.

The Trust is continuing the investigation of the environmental contamination at the Oakland property. The Trust has been advised by its environmental consultants that the probable minimum investigation and remediation cost before recovery from third parties is estimated to be $533,000. Accordingly, the Trust has recorded a provision of $533,000. Since it is difficult to estimate the timing and ultimate amount of environmental costs, the actual costs could prove higher than this initial estimate. The Trust is pursuing recoveries from third parties while remediation efforts continue.

The Trust has entered into a contract to purchase a 47,915 square foot supermarket, located within a shopping center in Hollister, California, for a price of $4.6 million. This property will be the Trust's sixth acquisition this year and will complement the Trust's portfolio of properties in the coastal area of central California.

Overall occupancy for the Trust's fifty-nine properties at September 30, 1994 was 91%, a slight increase from the December 31, 1993 occupancy rate of 90%.
For the Trust's portfolio of forty-six retail properties at September 30, 1994, the occupancy rate was 92%. Occupancy for the Trust's ten commercial properties was 79% at September 30, 1994. The Trust's three industrial properties have remained at 100% occupancy. On October 1, 1994 the Safeway lease on the Oakland industrial property expired. Accordingly, occupancy of industrial properties is 39% and the overall portfolio's occupancy is 89% as of October 1, 1994.

Item 2.        Management's Discussion and Analysis of Financial Condition and
                              Results of Operations


LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows from operating activities will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT requirements. Cash on hand, borrowings under its existing line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth. All but two of the Trust's properties are currently free of debt, thereby providing a collateral base for future borrowings. Any incurrence of debt on the properties would be subject to limitations imposed by the Indenture executed in connection with the senior notes and the Trust's $60 million line of credit.

As of September 30, 1994, the Trust had approximately $37.7 million available under its $60 million line of credit. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), will be used to fund acquisitions and other cash requirements. The line of credit's interest rate is either LIBOR plus 2.0% or the participating banks' reference rate, at the Trust's election. This facility expires May 31, 1996, at which time the Trust intends to renew it.

In February 1994, the Trust raised $50 million through a senior note offering. These funds, as well as the proceeds from the sale of three properties and funds available under the line of credit, were used to acquire interests in five shopping centers and to reduce borrowings under a previous line of credit. Sales proceeds from the sale of a fourth property are being held in an exchange account pending the completion of a future acquisition.

The Trust has entered into two new leases which call for approximately $1.4 million in future tenant improvements. These expenditures will be paid from borrowings on the line of credit or from other sources. These leases will expand the Trust's gross leasable area by 17,000 square feet, improve 30,000 square feet of existing gross leasable area and increase rental income.

RESULTS OF OPERATIONS


QUARTER ENDED SEPTEMBER 30, 1994 AND 1993

FUNDS FROM OPERATIONS decreased $282,000, or 5.7% to $4,708,000 for the quarter ended September 30, 1994, from $4,990,000 in the prior year's comparable three month period. The major components of this decrease are the loss resulting from a provision for environmental costs related to the Oakland, California property (See Note I) and increased interest expense offset by increased operating revenue and decreased operating expenses. Funds From Operations for the three month period ended September 30, 1994 was calculated by reducing net income of $1,565,000 by the gain on sale of real estate investment ($70,000), adding back the Oakland property write-down of $463,000 (See Note I), depreciation and amortization costs ($2,642,000) and amortization of deferred debt issuance costs ($108,000). The Trust, along with most industry analysts, considers Funds From Operations (defined by NAREIT as net income plus depreciation and amortization, excluding gains or losses from debt restructuring and sales of properties) to be the most appropriate measure of the performance of an equity REIT.

OPERATING REVENUES increased $872,000 to $9,324,000 for the three month period ended September 30, 1994, from $8,452,000 for the prior year's comparable period. This 10.3% increase is principally the result of $1.4 million of revenue resulting from 1994 acquisitions offset by $0.6 million of reduced revenue due to sales which occurred earlier in the year.

OPERATING EXPENSES decreased $156,000, or 12.7% to $1,074,000 for the quarter ended September 30, 1994. For the same quarter in 1993, operating expenses were $1,230,000. The decrease is principally due to increased property expenses in 1993 which resulted from timing differences between the expense and the recognition of the reimbursement.

DEPRECIATION AND AMORTIZATION increased $354,000 to $2,642,000 for the three month period ended September 30, 1994, from $2,288,000 for the comparable period in 1993, principally due to the acquisition of new properties, partially offset by the reduction due to property dispositions.

INTEREST EXPENSE consists of interest on the Trust's line of credit, the 7 7/8% senior notes due February 15, 2004, and the 8% convertible debentures due June 30, 2008. Interest expense increased $800,000 or 41.6% to $2,725,000 for the quarter ended September 30, 1994, from $1,925,000 for the same period in 1993, as a result of the Trust's increased borrowings and as a result of higher interest rates.

ADMINISTRATIVE EXPENSES increased $39,000 to $400,000 for the quarter ended September 30, 1994. This is a 10.8% increase from $361,000 for the same period in 1993. The primary reason for the increase is a reduction in the allocation of administrative expenses to property management expenses.

INCOME before gain on sale of real estate investment for the three months ended September 30, 1994, was $1,495,000, or $0.090 per share, compared to $2,657,000, or $0.160 per share, for the comparable period in 1993, a decrease of $1,162,000, or 43.7% primarily as a result of the $996,000 provision for loss relating to the Oakland, California property, recorded in September of 1994 (See
Note I). Gain on sale of real estate investment for the quarter ended September 30, 1994, was $70,000, or $0.004 per share. The resulting net income for the quarter ended September 30, 1994, was $1,565,000 compared to $2,657,000 for the comparable period in 1993. Net income per share for the quarter ended September 30, 1994, decreased $0.066 to $0.094 from $0.160 for the same period in 1993.

NINE MONTHS ENDED SEPTEMBER 30,  1994 AND 1993

FUNDS FROM OPERATIONS for the nine months ended September 30, 1994, decreased 1.5% or $230,000 to $15,359,000 from $15,589,000 in the prior year's comparable nine month period. Funds From Operations for the nine months ending September 30, 1994 was calculated by reducing net income of $12,873,000 by the gains on sales of real estate investments ($5,448,000), adding back the Oakland property write-down of $463,000 (See Note I), depreciation and amortization costs ($7,250,000) and amortization of deferred debt issuance costs ($221,000).

OPERATING REVENUES increased $1,532,000 to $26,967,000 for the nine month period ended September 30, 1994, from $25,435,000 for the prior year's comparable period. This 6.0% increase is principally due to the recognition of a $600,000 lease termination fee, as previously disclosed, increased rental income of $1.8 million resulting from 1994 acquisitions offset by $1.2 million reduced revenue due to property dispositions which occurred earlier in the year.

OPERATING EXPENSES increased $165,000 or 5.5% to $3,189,000 for the nine months ended September 30, 1994. For the same period in 1993, operating expenses were $3,024,000. Property management expense increased $114,000 for nine months ended September 30, 1994, primarily due to increased costs associated with internal asset management capabilities which include leasing, marketing and property management. For the nine months ended September 30, 1994, repairs, maintenance and other expense increased $51,000 or 3.1%.

DEPRECIATION AND AMORTIZATION increased $498,000 to $7,250,000 for the nine months ended September 30, 1994, from $6,752,000 for the comparable period ended September 30, 1993. This 7.4% increase is due to 1994 acquisitions, partially offset by the reduction due to property dispositions.

INTEREST EXPENSE increased $1,383,000 or 23.6% to $7,252,000 for the nine months ended September 30, 1994, from $5,869,000 for the same period in 1993. This increase is a result of the Trust's increased borrowings and as a result of higher interest rates.

ADMINISTRATIVE EXPENSES increased $107,000 to $1,217,000 for the nine months ended September 30, 1994. This is a 9.6% increase from $1,110,000 for the same period in 1993. The primary reason for the increase is a reduction in the allocation of administrative expenses to property management expenses.

INCOME before gain on sale of real estate investments for the nine months ended September 30, 1994, was $7,425,000, or $0.445 per share, compared to $8,699,000, or $0.527 per share, for the comparable period in 1993, a decrease of $1,274,000, or 14.6%, primarily as a result of the $996,000 provision for loss relating to the Oakland, California property recorded in September of 1994 (See
Note I). Gain on sale of real estate investments for the nine months ended September 30, 1994, was $5,448,000, or $0.327 per share. The resulting net income for the nine months ended September 30, 1994, was $12,873,000 compared to $8,699,000 for the comparable period in 1993. Net income per share for the nine months ended September 30, 1994, increased to $0.772 from $0.527 for the same period in 1993.

PART   II.  OTHER INFORMATION

ITEMS 1. THROUGH 5. None

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


                                        WESTERN INVESTMENT REAL ESTATE TRUST
                                        ----------------------------------------
                                                  (Registrant)


                                        By:      s/ Dennis D. Ryan
                                           -------------------------------------
                                                    Dennis D. Ryan
                                                  Vice President and
                                                Chief Financial Officer


Dated:   November 10, 1994
         -----------------