Form 10-K405
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1995-03-29
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1994           Commission File No. 0-2809


                      WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                California                                    94-6100058
-------------------------------------------             -----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)



 3450 California Street, San Francisco, CA                       94118
-------------------------------------------             -----------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           (415) 929-0211
                                                        -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
            Title of each class                           on which registered

    8% Convertible Debentures Due 2008                  American Stock Exchange
-------------------------------------------             -----------------------

           Securities registered pursuant to Section 12(g) of the Act:


                Shares of beneficial interest, without par value
--------------------------------------------------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by nonaffiliates of the registrant on March 14, 1995, based on the reported closing sales price of the Trust's shares of beneficial interest on the American Stock Exchange on such date was $198,613,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of Beneficial Interest, No Par Value - 16,745,026 shares as of March 14, 1995.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Trust's proxy statement with respect to its 1995 Annual Meeting of Shareholders which will be filed with the Commission regarding the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10, 11 and 12.


                      WESTERN INVESTMENT REAL ESTATE TRUST
                                  INDEX TO 10-K


PART I
Item 1    Business                                                       3 to 11
Item 2    Properties                                                    11 to 15
Item 3    Legal Proceedings                                                   16
Item 4    Submission of Matters to a Vote of Security Holders                 16

PART II
Item 5    Market for Registrant's Common Equity and Related
            Stockholder Matters                                               16
Item 6    Selected Financial Data                                             17
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         18 to 19
Item 8    Financial Statements                                          20 to 33
          Financial Statement Schedule                                  34 to 36
          Additional Information:  1994 Building Improvement and
            Leasing Commission Additions (unaudited)                          37
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               38

PART III
Item 10   Directors and Executive Officers of the Registrant                  38
Item 11   Executive Compensation                                              38
Item 12   Security Ownership of Certain Beneficial
            Owners and Management                                             38
Item 13   Certain Relationships and Related Transactions                      38

PART IV
Item 14   Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                     39 to 41
          Signatures                                                          42

                                     PART I

ITEM 1.   BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS.

Western Investment Real Estate Trust ("The Trust") is a real estate investment trust ("REIT") and qualifies as such under Sections 856 and 960 of the Internal Revenue Code. The Trust was organized under the laws of the State of California in 1962 and commenced real estate operations in 1964.

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

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Trust is not engaged in different segments of a business nor is the Trust engaged in more than one line of business.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

The Trust, which at December 31, 1994 employed 48 people, is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. At December 31, 1994, the Trust owned 49 retail properties, 10 commercial properties and 2 industrial properties with a combined gross leasable area of 4.7 million square feet.

The Trust has its executive office at 3450 California Street, San Francisco, California, 94118, and can be reached at (415) 929-0211. Additionally, the Trust maintains two branch offices in Granite Bay and Fresno, California.

The Trust's portfolio of 61 properties at December 31, 1994 is summarized as follows:

      Product Type                               State                Number of            Land            Gross Leasable Area
      ------------                               -----                Properties           ----            -------------------
                                                                      ----------       (square feet)          (square feet)

Shopping Center and Retail                     California                40             15,809,013             3,848,942
                                               Nevada                     9              4,062,307               609,002
                                                                        ---             ----------             ---------
Total Shopping Centers and Retail                                        49             19,871,320             4,457,944

Commercial                                     California                10                634,669               189,075

Industrial                                     California                 1                274,311                58,022
                                               Colorado                   1                162,500                15,680
                                                                        ---             ----------             ---------
Total Industrial                                                          2                436,811                73,702
                                                                        ---             ----------             ---------

                                                    TOTAL                61             20,942,800             4,720,721
                                                                        ---             ----------             ---------
                                                                        ---             ----------             ---------

At December 31, 1994, Occupancy for each Property Type is as follows:


     Property Type                                    Occupancy Rate (1)
     -------------                                    ------------------
     Shopping Center and Retail                              92.0%
     Commercial                                              79.3%
     Industrial                                             100.0%
                                                            ------
     Average Occupancy for All Property Types                91.7%
                                                            ------
                                                            ------

     (1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupancy percentage until: (1) the related lease expires and the tenant is no longer in legal possession, or (2) the related lease is formally terminated and the tenant is no longer in legal possession.

The following table summarizes the composition of the Trust's real estate investments as of December 31, 1994 by type based on amounts invested by the Trust.


                          Portfolio Summary
                          December 31, 1994
                          -----------------

                              Number of          Amount of       Percentage
                             Investments        Investment       ----------
                             -----------        ----------
Shopping Center/Retail           49            $360,268,000         93%
Commercial                       10              25,982,000          6%
Industrial                        2               2,844,000          1%
                                ---            ------------        ----
                                 61            $389,094,000        100%
                                ---            ------------        ----
                                ---            ------------        ----

During 1993, the Trust obtained two parcels of undeveloped land by deed-in lieu of foreclosure. Since these parcels were adjacent to two shopping centers already owned by the Trust, the Trust incorporated this undeveloped land into the total land area of the two existing shopping centers. During 1994, the Trust developed 4,500 square feet of previously undeveloped land in Elko (Phase
II) and is currently negotiating other developments to this same parcel including a 47,000 square foot Ernst Home Center to be constructed on six acres. Because it is the Trust's intention to develop both of these properties, the Trust has chosen to break out and report these parcels as separate shopping center properties.

In addition to the parcel development described more fully in the preceding paragraph, the Trust owns 20 unimproved pads located in its shopping centers that are available for development and leasing.

The weighted average age of the Trust's 61 properties is 11.9 years. The weighted average age of the Trust's commercial, industrial and retail properties is 19.9 years, 14.7 years and 11.5 years, respectively. This calculation is weighted by Gross Leasable Area and is based on the original construction date of the property. As such, construction or renovation occurring subsequent to the original construction date is not reflected in this calculation.

CURRENT ECONOMIC CLIMATE

Over the past few years the Trust's operating results have been negatively impacted by the sluggish California economy. While the magnitude of the California economic recovery is uncertain, improvement in economic conditions should help strengthen the Trust's operating results in 1995. Rising interest rates resulting from increasing economic activity could dampen the benefit to the Trust's operating performance. Recent property acquisitions have been completely or partially funded with advances under the Trust's variable rate line of credit. If interest rates were to increase substantially the interest rate under the line of credit could approach, or exceed the yield on the property acquisitions. However, improving economic conditions, which could lead to higher interest rates, should lead to improved occupancy and rental rates.

FINANCING

In February 1994, the Trust raised $50 million through a public offering of 7 7/8% ten-year senior notes. The proceeds from this offering, as well as the proceeds from the sale of five properties and funds available under the bank line of credit, were used to acquire six retail properties and to pay off borrowings under a previous line of credit. The senior notes contain certain covenants that impose limitations on the incurrence of debt and other restrictions.

On May 31, 1994, the Trust obtained a new unsecured line of credit in the amount of $60 million. The credit facility has a two-year term, expiring May 31, 1996. The interest rate was either LIBOR plus 2.0% or the participating banks' reference rate, at the Trust's election. This line of credit replaced the existing $35 million credit facility.

On March 14, 1995, the Trust successfully negotiated a reduction of the LIBOR interest rate on its unsecured bank line of credit. The amended $60 million credit facility now provides for an interest rate of LIBOR plus 1.6%, compared to the previous rate of LIBOR plus 2.0%. The reduced LIBOR interest rate provides for a reduction of 40 basis points, a substantial savings in the Trust's annual borrowing costs.

ACQUISITIONS AND DISPOSITIONS DURING 1994

The Trust's investment strategy is to seek superior quality retail, office and industrial properties. During 1994 the Trust acquired properties at prices ranging from $4.8 million to $14.7 million. Properties in this general price range allow the Trust to avoid undue investment concentration while still allowing for management efficiencies. The Trust acquires properties which can provide growth in cash flow and property value.

In 1994 the Trust acquired six retail properties in Northern California. Additionally, the Trust disposed of two retail properties, a commercial building, an industrial building and a parcel of land. The 1994 acquisitions and dispositions resulted in a net increase of gross leasable area of 324,000 square feet.

In particular:

- On January 27, 1994, the Trust sold its Marin General Hospital property in Larkspur, California. The sales price was $12.4 million, resulting in a gain of $3.6 million. The Trust used the net proceeds of the sale to reduce the outstanding balance on its previous line of credit.

- On May 10, 1994, pursuant to a tax-deferred exchange, the Trust sold its fifty percent (50%) interest in the Mid-Peninsula Plaza property and the adjoining wholly-owned Marshall's property located in Redwood City, California. The combined sales price of $7.3 million resulted in a gain of $1.7 million.

- On May 27, 1994, the Trust acquired a 99,000 square foot shopping center property located in Livermore, California, for $14.7 million. The purchase was funded from a portion of the proceeds received from the February, 1994 Senior Notes offering.

- On June 7, 1994, the Trust acquired three shopping center properties totaling 283,550 square feet located in Elk Grove, Fair Oaks and Manteca, California, for $34.3 million. These shopping center properties were purchased with (i) the remaining proceeds received from the Senior Notes offering, (ii) proceeds from the sale of the Mid-Peninsula Plaza and Marshall's properties, and (iii) funds from the bank line of credit.

- On July 18, 1994, the Trust acquired a 127,870 square foot shopping center property located in Hanford, California for $11 million. The acquisition was funded from a portion of the $60 million line of credit.

- On September 26, 1994, pursuant to a tax-deferred exchange, the Trust sold for $4.5 million, land located in Rocklin, California. This unimproved property was previously leased to Raley's. The sale resulted in a gain of $70,000.

- On November 22, 1994, the Trust acquired a 47,900 square foot Nob Hill Foods supermarket in Hollister, California, which is subject to a 25-year lease with Nob Hill General Store Inc. The Trust acquired this property from Nob Hill for $4.8 million. Proceeds of the sale of the Trust's property in Rocklin, California, substantially funded the purchase of the Hollister property pursuant to a tax-deferred exchange.

- On December 30, 1994, the Trust sold its industrial property in Oakland, California, which was previously leased to Safeway Stores. The sale was structured to provide for a total sales price of $1,225,000, of which $567,000 was received in cash. The balance represents the buyers' assumption of Western's accrued liability for environmental remediation expenses of $658,000. Under the terms of the sale agreement, the Trust is responsible for clean-up costs that exceed the sum of: (i)
     $658,000 and (ii) any amounts recovered by the buyer from third parties. After sales commission, legal and other fees, the Trust recorded a loss on disposition of $93,000. On the basis of the current facts and circumstances, the Trust has not recorded a provision for any future environmental liability resulting from this property. The Trust will continue to monitor the environmental remediation activity and status of this property.

COMPETITION

During the past several years, volume discount retailers, such as Wal-Mart and Costco, have entered certain areas of California and Nevada where Trust community shopping center properties are located. The Trust expects that these discounters may positively or negatively affect certain of the Trust's shopping center tenants. The Trust believes that its tenants could benefit if these discounters attract additional customers to nearby Trust properties and thereby generate increased sales for Trust tenants. Conversely, the Trust's tenants could be negatively affected if discounters draw customers away from the Trust's properties. The Trust believes that to date the trend has had no significant impact on the Trust's results of operations.

The Trust competes for quality properties with other investors and engages in a continuing effort to identify desirable properties for acquisition. As the number of prospective buyers of the types of properties the Trust considers for purchase increases, the prices of such properties may increase and the yield decrease. The Trust believes it can continue to compete effectively in the current real estate environment because of its experience in real estate investment, property management and leasing.

The Trust competes for tenants primarily on the basis of location, rental rates, services provided and the design and condition of the properties. In some of the geographic areas in which the Trust owns properties, the available supply of space for lease exceeds the demand by prospective tenants. In order to compete effectively, the Trust employs experienced property managers and leasing agents.

TENANTS

The Trust's principal shopping center and retail tenants include substantial, well-recognized businesses such as Food-4-Less, Kmart, Lucky Stores, J.C. Penney, Raley's, Ross Stores, Save Mart Supermarket and Thrifty Drug. The Trust's commercial tenants include Coast Federal Bank and Fireman's Fund.

No single property investment accounted for more than 5% of total revenues in 1994. However, at December 31, 1994, Raley's, the Trust's most significant tenant, a supermarket and super drug retailer, was a lessee in nineteen of the Trust's properties. Raley's, a privately owned company, currently operates 81 stores in Northern California and Nevada. The Raley's organization has released information indicating that its sales exceeded $1.7 billion in its most recently reported fiscal year ended June 25, 1994.


The following table provides the location, size and expiration of the Raley's leases:
                                                                Lease
            Location            Gross Leasable Area        Expiration Date
            --------            -------------------        ---------------

     1    Fallon, NV                  Note (1)                 6/30/03
     2    Fair Oaks, CA                59,231                  3/31/06
     3    Yuba City, CA                61,842                  9/01/08
     4    Carson City, NV              59,018                  8/31/12
     5    Redding, CA                  60,000                  5/31/14
     6    Yreka, CA                    60,000                 11/30/14
     7    Chico, CA                    61,046                  4/30/15
     8    Winnemucca, NV               60,000                 12/31/15
     9    Fallon, NV                   60,114                  2/28/16
    10    Reno, NV                     61,046                  3/31/16
    11    Ukiah, CA                    61,046                  6/30/16
    12    Elko, NV                     61,000                  1/31/17
    13    Vallejo, CA                  60,114                  9/30/17
    14    Folsom, CA                   60,114                 12/31/17
    15    Turlock, CA                  60,114                  2/28/18
    16    GrassValley, CA              60,114                  4/30/18
    17    Granite Bay, CA              60,114                  6/30/18
    18    Suisun City, CA              60,114                  5/31/19
    19    Oroville, CA                 59,885                  6/01/19

     NOTE (1): Although Raley's no longer occupies this Fallon, Nevada, property, it guarantees the J. C. Penney and Hub leases and subsidizes a portion of the rental payments of the Fallon, Nevada, property.

     NOTE (2): For the twelve months ended December 31, 1994, revenue received from Raley's represented 22%.

                               MAJOR PRODUCERS OF
                               1994 TOTAL REVENUE

                                                  % of Total
                                                   Operating      Number of
     Tenant                           Revenue       Revenues      Locations
     ------                           -------     ----------      ---------
 1)  Raley's Supermarkets          $9,401,000        22.0            20 (1)
 2)  Coast Federal Bank             1,814,000         4.2             6
 3)  Save Mart Supermarkets         1,731,000         4.1             7
 4)  Safeway                        1,154,000         2.7             4
 5)  PayLess Drugs                  1,051,000         2.5             5
 6)  Ross Stores                      608,000         1.4             3
 7)  Food-4-Less                      607,000         1.4             2
 8)  Kmart                            593,000         1.4             2
 9)  Scolari's Supermarket            526,000         1.2             1
10)  Lucky's                          502,000         1.2             3

     (1) Raley's was a tenant in one property acquired and one property disposed of during 1994. Therefore, even though at year-end for 1993 and 1994, Raley's was a lessee at 19 of the Trust's locations, Raley's contributed to the Trust's total revenue from 20 locations.


The Trust receives sales and other information on a monthly, quarterly or annual basis from its retail tenants, including Raley's, under leases which provide for such reports. The Trust uses this information to monitor the payment of percentage rents. The Trust received $537,000 and $530,000 of percentage rents during 1994 and 1993, respectively. Virtually all of the Trust's existing leases include at least one of the following provisions for payment of additional rent: (1) scheduled increases, (2) percentage rent based on tenants' gross sales, or (3) CPI-based escalation clauses. The Trust endeavors to structure leases on a triple-net basis with the lessees being responsible for most operating expenses, such as real estate taxes, certain types of insurance, utilities, normal repairs and maintenance. To the extent such provisions cannot be negotiated and in regard to vacant space, the Trust pays such expenses from current operating income. Most of the Trust's leases require the tenant to carry liability insurance coverage on their leased premises. The Trust monitors tenant compliance with insurance coverage requirements. While the Trust believes its properties are adequately insured, the Trust does not carry earthquake or flood coverage (with the exception of the Hollister property which has earthquake insurance). Most of the Trust's properties are located in areas of California and Nevada where earthquakes have been known to occur. The Trust does not believe earthquake insurance is cost effective because of relatively high premiums charged for relatively limited coverage. Additionally, the Trust portfolio is geographically diversified, principally consisting of single story, relatively newly constructed buildings.

TENANT LEASE EXPIRATIONS AND RENEWALS

The following table shows tenant lease expirations as of December 31, 1994 for the next ten years assuming none of the tenants exercise renewal options:

                                                                                                        Percentage of
                                                                                    Average Base        Total Leased
                                                               Annualized Base    Rent Per Sq. Ft.     Gross Leasable
                           No. of          Gross Leasable        Rent Under             Under               Area
                           Leases              Area in            Expiring            Expiring         Represented by
Expiration Year          Expiring           Square Feet           Leases              Leases          Expiring Leases
----------------          --------         --------------      ---------------    ----------------     ---------------
      1995                    72                118,452           1,519,440            $12.83               2.8%
      1996                    75                232,387           1,934,352              8.32               5.4%
      1997                    84                158,333           2,215,200             13.99               3.7%
      1998                   108                267,128           3,395,352             12.71               6.2%
      1999                    75                191,744           2,315,076             12.07               4.5%
      2000                    34                188,630           2,451,180             12.99               4.4%
      2001                    15                104,539           1,242,684             11.89               2.4%
      2002                    23                198,284           1,536,828              7.75               4.6%
      2003                    26                283,658           2,888,376             10.18               6.6%
      2004                    13                 84,154             861,396             10.24               2.0%
                             ---              ---------          ----------            ------              -----

     Total                   525              1,827,309          20,359,884            112.98              42.7%


ASSET MANAGEMENT

The Trust is a fully integrated REIT which provides full asset management services to all but two of its properties. Asset management includes property management, leasing, marketing, accounting and legal support. Internal management provides for regular interaction between the Trust and its tenants and close supervision of properties.

The Trust directly manages 59 of its 61 properties. In order to facilitate its present and future asset management activities, the Trust maintains two branch offices which are centrally located to the properties. The offices are located at the Trust's Country Gables shopping center in Granite Bay, California and at the Victorian Walk shopping center in Fresno, California.

Internal management permits the Trust to provide value added services to its tenants. For example, the Trust's marketing staff works with the Trust's tenants on promotional and advertising activities to draw consumers to the shopping centers. These activities help the Trust attract and retain the national, regional and local retail tenants which serve the Northern California and Nevada markets. The Trust believes that the cost of internal property management and leasing is generally less expensive than employing independent property management, marketing and leasing firms due to lower commissions and fees and certain economies of scale.

Two of the 61 properties are managed by independent property managers. G & W Management Co. provides management services for the property leased to Fireman's Fund Insurance Company, in Petaluma, California, for fees equal to 3.5% of gross receipts. The Trust's property is part of a larger office park which is managed by G & W Management Co. Commercial Real Estate Service (CRES) provides management services with respect to Serra Center, located in Colma, California, for fees equal to 4% of gross rents attributable to the Trust's 30% interest in the center. CRES is an affiliate of the co-owner of the Serra Center and has been managing the property for approximately 20 years. Neither one of the above-named property managers are affiliated with the Trust, its trustees, officers or any shareholder owning 5% or more of the Trust's shares. Repairs and maintenance of the Trust's properties not undertaken by tenants under the terms of the Trust's triple-net leases are performed by independent contractors not affiliated with the Trust, its trustees or officers, or any shareholder owning 5% or more of the Trust's shares.

POTENTIAL ENVIRONMENTAL RISKS

Investments in real property create a potential for environmental liability on the part of the owner of such real property. If hazardous substances are discovered on or emanating from any of the Trust's properties, the Trust and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances.

The Trust, as far as it is aware, owns only 3 properties which presently contain underground storage tanks. The Trust has no knowledge of any leakage or contamination resulting from these tanks. There are, however, reported low levels of soil contamination from underground storage tanks removed from the Heritage Place Shopping center in Tulare, California, prior to its acquisition by the Trust. The prior owner is currently proceeding with testing and remediation of this property and has been approved for funding by the California Leaking Underground Storage Tank Fund. Should the prior owner fail to remediate and should funding be declined, the Trust's exposure would be approximately $230,000 per the initial estimate by an environmental consultant. In addition, there is a potential for contamination from reported off-site leaking petroleum underground storage tanks located on properties adjacent to certain Trust properties.

In order to mitigate environmental risks, in 1989 the Trust adopted a policy of obtaining at least a Phase I environmental study (a preliminary site assessment which does not include environmental sampling, monitoring or laboratory analysis) on each property it seeks to acquire. From time to time, when the Trust deems it appropriate, we have acquired independent environmental analyses on properties acquired prior to 1989. Although the Trust has no knowledge that any material environmental contamination has occurred, no assurance can be given that hazardous substances are not located under any of the properties. The Trust carries no express insurance coverage for the type of environmental risk described above.

The Trust assesses on an ongoing basis measures necessary to comply with environmental laws and regulations. The probable overall costs of these measures cannot be determined at this time due to uncertainty about the extent of environmental risks and the Trust's responsibility, the complexity of environmental laws and regulations, and the selection of alternative compliance approaches. However, the Trust is not aware of any environmental conditions which will have a material impact on its financial position or results of operations except as described herein.

On December 30, 1994, the Trust sold its industrial property in Oakland, California, which was previously leased to Safeway Stores. The sale was structured to provide for a total sales price of $1,225,000, of which $567,000 was received in cash. The balance represents the buyer's assumption of Western's accrued liability for environmental remediation expenses of $658,000. Under the terms of the sale agreement, the Trust is responsible for clean-up costs that exceed the sum of: (i) $658,000 and (ii) any amounts recovered by the buyer from third parties. On the basis of the current facts and circumstances, the Trust has not recorded a provision for any future environmental liability resulting from this property. The Trust will continue to monitor the environmental remediation activity and status of this property.


ITEM 2.   PROPERTIES.

Property information is presented on the following pages.

ITEM 2: PROPERTIES

                                                                        Minimum Rent
                                                                   --------------------     12/31/94          Year         Year
     Name                                   Location                   1994      1993     Occupancy(1)     Completed     Renovated
     ----                                   --------                   ----      ----     ------------     ---------     ---------
                                                                       (in thousands)

I.
     SHOPPING CENTER/RETAIL

     Luckys                                  El Cerrito, CA            $241      $241       100.00%          1964         1983
     San Antonio Center                      Mountain View, CA          495       522        80.99%          1959         1990
     Luckys                                  Santa Maria, CA             49        49       100.00%          1962
     Denny's                                 Redwood City, CA            66        66       100.00%          1968
     Carpeteria                              Concord, CA                222       221       100.00%          1963
     Kwik Stop                               Santa Rosa, CA              52        52       100.00%          1970
     Acapulco Y Los Arcos                    Fresno, CA                 125       132       100.00%          1972
     Serra Center (30% interest)             Colma, CA                  497       404       100.00%          1972
     Dodge Center                            Fallon, NV                 282       282       100.00%          1976
     West Town                               Winnemuca, NV              461       462       100.00%          1978         1991
     Nob Hill General Store                  Watsonville, CA            195       195       100.00%          1982
     Mid-Pennisula Plaza (50% Int.) (2)      Redwood City, CA           191       430          SOLD
     Eastridge Plaza Shopping Center         Porterville, CA            450       469        79.58%          1985
     Angel's Camp Town Center                Angel's Camp, CA           523       547        98.51%          1986
     Heritage Place Shopping Center          Tulare, CA               1,024       954       100.00%          1986
     Marshall's (2)                          Redwood City, CA            96       268          SOLD
     Raley's Shopping Center                 Yuba City, CA              838       738        92.85%          1963         1984
     Canal Farms Shopping Center             Los Banos, CA              764       748        84.14%          1988
     Kmart Center                            Sacramento, CA             380       343        86.84%          1964         1986
     Park Place Shopping Center              Vallejo, CA              1,419     1,254        93.64%          1987
     Blossom Valey Plaza                     Turlock, CA              1,072     1,089       100.00%          1988         1991
     Coalinga Shopping Center                Coalinga, CA               308       324        81.03%          1977
     Commonwealth Square Shopping Center     Folsom, CA               1,468     1,527        92.34%          1988
     Country Gables Shopping Center          Granite Bay, CA          1,275     1,192        87.04%          1988
     Heritage Oak Shopping Center            Gridley, CA                436       437        74.81%          1981
     Belle Mill Landing                      Red Bluff, CA              571       675        94.08%          1982       1987/1994
     Anderson Square                         Anderson, CA               226       267        71.10%          1979
     North Hills Shopping Center             Reno, CA                   810       774        90.36%          1986
     North Hills (Phase II)(4)               Reno, CA                   N/A       N/A           N/A           N/A          N/A
     Cobblestone Shopping Center             Redding, CA                943       910        92.99%          1984
     Victorian Walk Shopping Center          Fresno, CA                 740       744        91.39%          1988
     Elko Junction Shopping Center           Elko, NV                   883       743        99.92%          1986         1991
     Elko Junction (Phase II) (4)            Elko, NV                     8         0       100.00%          1994
     Skypark Plaza Shopping Center           Chico, CA                1,339     1,274        86.07%          1985         1991

continued on next page


Item 2:  Properties

                                                                        Minimum Rent
                                                                   --------------------     12/31/94          Year         Year
     Name                                   Location                   1994      1993     Occupancy(1)     Completed     Renovated
     ----                                   --------                   ----      ----     ------------     ---------     ---------
                                                                       (in thousands)
I.
     Heritage Park Shopping Center           Suisun, CA               1,194     1,263        79.31%          1989
     Pinecreek Shopping Center               Grass Valley, CA           857       856        94.20%          1988
     Eagle Station Shopping Center           Carson City, CA            905       892        90.48%          1982
     Currier Square Shopping Center          Oroville, CA               932       923        97.02%          1969         1989
     Yreka Junction                          Yreka, CA                  714       683        97.80%          1984
     Ukiah Crossroads Shopping Center        Ukiah, CA                  850       831        86.34%          1986
     Raley's Supermarket                     Fallon, NV                 401       401       100.00%          1991
     Caughlin Ranch Shopping Center          Reno, NV                   805       781        82.83%          1990         1991
     Mercantile Row Shopping Center          Dinuba, CA                 722       731        89.91%          1990
     Elverta Crossing Shopping Center        Sacramento, CA           1,202     1,066        89.84%          1991         1993
     Centennial Plaza Shopping Center (3)    Hanford, CA                546         0        99.00%          1991
     Laguna 99 Shopping Center (3)           Elk Grove, CA              751         0        97.67%          1993
     Mission Ridge Shopping Center (3)       Manteca, CA                672         0       100.00%          1993
     Northridge Shopping Center (3)          Fair Oaks, CA              338         0        96.20%          1958         1986
     Plaza 580 Shopping Center (3)           Livermore, CA              828         0        97.41%          1993
     Nob Hill General Store (3)              Hollister, CA               52         0       100.00%          1994
                                                                   --------  --------
       Sub-total - Shopping Center/Retail                           $30,218   $26,760
                                                                   --------  --------
     UNDEVELOPED LAND
     Raley's Willowrock Shopping Center (2)  Rocklin, CA               $263      $369          SOLD
                                                                   --------  --------
       Sub-total - Undeveloped Land                                    $263      $369
                                                                   --------  --------
     INDUSTRIAL
     Viking Freight Systems                  Santa Clara, CA           $396      $389       100.00%          1978
     Safeway Stores, Inc. (2)                Oakland, CA                409       546          SOLD
     Merchants, Inc.                         Commerce City, CA          183       183       100.00%          1984
                                                                   --------  --------
       Sub-total - Industrial                                          $988    $1,118
                                                                   --------  --------
     COMMERCIAL
     US Postal Service                       Boulder Creek, CO          $25       $25       100.00%          1959
     Coast Savings & Loan                    Cupertino, CA              190       190       100.00%          1980
     Coast Savings & Loan (Taraval St)       San Francisco, CA          306       306       100.00%          1975
     Coast Savings & Loan                    Monterey, CA               421       421       100.00%          1963

continued on next page




Item 2:  Properties
                                                                        Minimum Rent
                                                                     ------------------     12/31/94          Year         Year
     Name                                   Location                   1994      1993     Occupancy(1)     Completed     Renovated
     ----                                   --------                   ----      ----     ------------     ---------     ---------
                                                                       (in thousands)
I.
     Coast Savings & Loan (Market St)        San Francisco, CA          272       272       100.00%          1964
     Coast Savings & Loan                    Santa Cruz, CA             173       173       100.00%          1980
     Coast Savings & Loan                    Salinas, CA                300       300       100.00%          1937
     Marin General Hospital (2)              Larkspur, CA                96     1,350          SOLD
     3450 California St                      San Francisco, CA          219       211       100.00%          1957         1987
     Redwood II                              Petaluma, CA               619       619       100.00%          1985
     Crystal Lake Park                       Milpitas, CA                44        23        29.62%          1987
                                                                   --------  --------
       Sub-total - Commercial                                        $2,665    $3,890
                                                                   --------  --------
     TRUST
     Other                                                             ($34)      $89
                                                                   --------  --------
       Sub-total - Trust                                               ($34)      $89
                                                                   --------  --------
          Total Minimum Rent                                        $34,100   $32,266
                                                                   --------  --------
                                                                   --------  --------


                                                                      Percentage Rents
                                                                     ------------------
                                                                       1994      1993
                                                                       ----      ----
                                                                       (in thousands)
II.
     Kmart                                   Napa, CA                  $133      $158       100.00%          1964
     Luckys                                  Santa Maria, CA             95        96       100.00%          1962
     Kwik Stop                               Santa Rosa, CA               0        (7)      100.00%          1970
     Acapulco Y Los Arcos                    Fresno, CA                   0         8       100.00%          1972
     Serra Center                            Colma, CA                    0         1       100.00%          1972
     Dodge Center                            Fallon, NV                  12        11       100.00%          1976
     Nob Hill General Stores                 Watsonville, CA             92       101       100.00%          1982
     Heritage Place Shopping Center          Tulare, CA                   0         0       100.00%          1986
     Raley's Shopping Center                 Yuba City, CA               (8)      (12)       92.85%          1963         1984
     Kmart Center                            Sacramento, CA              56        55        86.84%          1964         1986
     Park Place Shopping Center              Vallejo, CA                  4         0        93.64%          1987
     Blossom Valley Plaza                    Turlock, CA                  0        (2)      100.00%          1988         1991
     Coalinga Shopping Center                Coalinga, CA                58        51        81.03%          1977
     Commonwealth Square Shopping Center     Folsom, CA                   9         7        92.34%          1988

continued on next page




Item 2:  Properties
                                                                      Percentage Rents
                                                                     ------------------     12/31/94          Year         Year
     Name                                   Location                   1994      1993     Occupancy(1)     Completed     Renovated
     ----                                   --------                   ----      ----     ------------     ---------     ---------
                                                                       (in thousands)
II.
     Heritage Oak Shopping Center            Gridley, CA                  8        10        74.81%          1981
     Anderson Square                         Anderson, CA                30        21        71.10%          1979
     Cobblestone Shopping Center             Redding, CA                  4         6        92.99%          1984
     Heritage Park Shopping Center           Suisun, CA                   7         1        79.31%          1989
     Pinecreek Shopping Center               Grass Valley, CA             2         3        94.20%          1988
     Eagle Station Shopping Center           Carson City, CA              4         5        90.48%          1982
     Yreka Junction                          Yreka, CA                    1         1        97.80%          1984
     Ukiah Crossroads Shopping Center        Ukiah, CA                    2        12        86.34%          1986
     Caughlin Ranch Shopping Center          Reno, NV                     1         0        82.83%          1990         1991
     Elverta Crossing Shopping Center        Sacramento, CA               0         4        89.84%          1991         1993
     Northridge Shopping Center (3)          Fair Oaks, CA               27         0        96.20%          1958         1986
                                                                   --------  --------
       Total Percentage Rent Income                                    $537      $530
                                                                   --------  --------
                                                                   --------  --------
                                                                Direct Financing Leases(5)
                                                                --------------------------
                                                                       1994      1993
                                                                       ----      ----
                                                                       (in thousands)
III.
     Kmart                                   Napa, CA                  $150      $170       100.00%          1964
     Viking Freight Systems                  Santa Clara, CA            115       122       100.00%          1978
                                                                   --------  --------

                                                                       $265      $292
                                                                   --------  --------
                                                                   --------  --------

(1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupied percentage until: 1) the related lease expires and the tenant is no longer in legal possession, or 2) the related lease is formally terminated and the tenant is no longer in legal possession.
(2)  Sold in 1994.
(3)  Acquired in 1994.
(4) Investment converted to equity ownership through a deed in lieu of foreclosure in 1993.
(5)  Included in Other Income.

ITEM 3.   LEGAL PROCEEDINGS.


The Trust is involved in various legal actions arising in the normal course of business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Principal Market:

The shares of beneficial interest, without par value, of the Trust are listed on the American Stock Exchange under the symbol "WIR". The following table sets forth the high and low sales prices of the shares as reported by the American Stock Exchange:



          Quarter Ended            High         Low          Dividends
          -------------            ----         ---          ---------
          March 31, 1993           17 1/4       12 1/4       .28
          June 30, 1993            17 1/8       13 1/2       .28
          September 30, 1993       14 7/8       13 3/4       .28
          December 31, 1993        14 1/4       12 1/2       .28

          March 31, 1994           15 1/8       12 1/4       .28
          June 30, 1994            14 5/8       12 3/8       .28
          September 30, 1994       14 1/2       12 1/2       .28
          December 31, 1994        13           11 3/8       .28

          Through
           March 14, 1995          13           12 1/8       .28 (1)

                (1)  Paid March 15, 1995.


Approximate number of equity security holders:

     Title of Class                                    Number of Record Holders
     --------------                                    ------------------------
                                                       (as of December 31, 1994)

     Shares of Beneficial Interest, without par value            2,542

The Trust estimates that there were over 18,000 beneficial owners of shares, including owners whose shares were held in brokerage and trust accounts.

ITEM 6.   SELECTED FINANCIAL DATA


Year Ended December 31,                    1994         1993         1992         1991         1990
---------------------------------------------------------------------------------------------------
(in thousands, except for per share and share data)(l)
OPERATING DATA:
  Revenues(2). . . . . . . . . . . .   $ 42,737     $ 39,741     $ 38,165     $ 35,915     $ 34,271
  Income from operations . . . . . .     10,907       11,594       11,323       14,653       17,902
  Net income . . . . . . . . . . . .     15,266       11,594       11,323       14,653       18,428
  Funds from operations(3) . . . . .     20,572       20,854       20,305       22,801       24,380
  Cash dividends paid. . . . . . . .     18,683       18,531       18,316       20,855       23,161

PER SHARE DATA:
  Income from operations . . . . . .     $0.654       $0.701       $0.692       $0.906       $1.117
  Net income . . . . . . . . . . . .     $0.915       $0.701       $0.692       $0.906       $1.150
  Cash dividends paid. . . . . . . .     $1.120       $1.120       $1.120       $1.290       $1.445

Weighted average number
  of shares outstanding. . . . . . . 16,682,675   16,548,198   16,356,462   16,177,460   16,028,557

BALANCE SHEET DATA:
  Real estate owned(4) . . . . . . .   $389,094     $345,088     $337,703     $334,073     $299,492
  Total assets . . . . . . . . . . .    347,172      309,345      316,622      318,941      302,014
  Long-term debt . . . . . . . . . .    116,961       67,500       69,429       71,782       74,121
  Bank line of credit balance. . . .     23,645       33,244       35,902       28,617        6,018
  Shareholders' equity . . . . . . .    202,684      204,938      209,345      213,851      217,497

(1) Certain financial statement amounts from prior years have been reclassified to conform to the 1994 presentation.

(2) Revenues comprise Minimum Rents, Percentage Rents, Recoveries from Tenants and Other Income.

(3) The Trust, along with most industry analysts, considers Funds From Operations to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, is: net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

(4) Real estate owned reflects acquisition costs and capitalized costs of improvements before deduction of depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows provided by operating activities will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT requirements. Cash on hand, borrowings under its existing bank line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth. The Trust has only one loan secured by one of its properties. Additionally, the Trust jointly owns one property where the co-owner is obligated under a note that is secured by the property. Any incurrence of additional debt would be subject to limitations imposed by the Indenture executed in connection with the senior notes and the Trust's bank line of credit.

As of December 31, 1994, the Trust had approximately $36.4 million available under its $60 million bank line of credit. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), will be used to fund acquisitions and other cash requirements. The bank line of credit's interest rate is either LIBOR plus 2.0% or the participating banks' reference rate, at the Trust's election. This facility expires May 31, 1996, at which time the Trust intends to renew it.

In February 1994, the Trust raised $50 million through a public offering of 7 7/8% ten-year senior notes. The proceeds from this offering, as well as the proceeds from the sale of five properties and funds available under the bank line of credit, were used to acquire six retail properties and to pay off borrowings under a previous line of credit. The senior notes contain certain covenants that impose limitations on the incurrence of debt and other restrictions.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

Funds From Operations (as defined by NAREIT) decreased $282,000, or 1.4%, to $20.6 million from $20.9 million. The major components of this decrease are the provision for environmental costs related to the Oakland, California, property and increased interest expense partially offset by increased minimum rents. Funds From Operations for the year ended December 31, 1994, was calculated by reducing net income of $15,266,000 by the gains on sales of real estate investments ($5,355,000), and adding back: (i) the Oakland property write-down of $463,000, (ii) depreciation and amortization ($9,879,000) and (iii) amortization of deferred debt issuance costs ($319,000). The Trust, along with most industry analysts, considers Funds From Operations to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Net income increased $3.7 million, or 31.7%, to $15.3 million, or $0.915 per share, in 1994 from $11.6 million, or $0.701 per share, in 1993. This increase reflects the gains realized from the sales of real estate investments and increases achieved in revenues from the Trust's six 1994 acquisitions, offset by increased interest expense and reduced revenues due to property dispositions.

Minimum rents increased $1.9 million to $34.1 million, a 5.8% increase over the 1993 total of $32.2 million. This growth reflects rental revenues from the acquisition of six properties, offset by reduced rental revenues due to the dispositions of two retail properties, a commercial building, an industrial building and a parcel of land. The 1994 acquisitions and dispositions resulted in a net increase of 324,000 square feet to the portfolio.

Other income increased $937,000, or 86.8%, to $2,017,000 in 1994 from $1,080,000 for the comparable period in 1993. Most of this increase is due to (i) a lease termination fee of $600,000 and (ii) investment income from the senior notes proceeds earned prior to the completion of several acquisitions.

Interest expense increased by $2.3 million in 1994 to $10.1 million from $7.8 million in 1993. This 29.4% increase is due to the Trust's increased borrowings to fund property acquisitions and higher interest rates. On February 24, 1994, the Trust issued $50 million of 7 7/8 % senior notes due February 15, 2004. Proceeds from the sale of the senior notes were used in part to pay the outstanding balance on the previous bank line of credit of $17.6 million. The remaining proceeds were used to acquire additional properties. On May 31, 1994, the Trust obtained a two-year unsecured $60 million bank line of credit (replacing the previous $35 million bank line of credit), which the Trust has drawn upon to fund additional acquisitions. For the years 1994 and 1993, the daily weighted average amount owing to the bank under the line of credit was $13.7 million and $31.5 million, respectively. The weighted average interest rate during these periods was 7.17% and 6.25%, respectively.

COMPARISON OF YEARS ENDED DECEMBER 31, 1993 AND 1992

Funds From Operations increased $549,000 to $20.9 million in 1993, a 2.7% increase over the 1992 figure of $20.3 million. Net income increased $271,000, or 2.4%, to $11,594,000 in 1993 compared to $11,323,000 in 1992. The significant components of this change include increased rental income offset by decreased interest income on mortgage loans receivable and increased other operating expenses.

Minimum rents increased $1.3 million in 1993 to $32.2 million, a 4.3% increase over $30.9 million earned in 1992. This increase resulted from increased rental rates, collection of prior year rents and $612,000 of deferred rent receivable.

Other operating expenses increased by 51.2%, or $1.1 million, to $3.1 million in 1993 as compared to $2 million in 1992. This increase is primarily the result of developing internal asset management capabilities that include leasing, marketing and property management.

IMPACT OF THE ECONOMY

Substantially all of the Trust's properties are leased on a triple-net basis which reduces the Trust's exposure to increases in property operating expenses resulting from inflation. Future increases in inflation would likely increase rental income and thereby further protect the Trust from the impact of inflation. Rental income increases could be realized through CPI-based escalation of rents, percentage rents based on tenants' gross sales and inflation-adjusted base rents on new leases.

Increases in interest rates could increase the Trust's borrowing costs. As of December 31, 1994, the Trust had $23.6 million outstanding on its unsecured variable rate bank line of credit. This amount represents approximately 16% of the Trust's total liabilities and approximately 6% of the Trust's historical cost of real estate owned.

The continuing recovery of the California economy should lead to increases in employment, personal income and retail spending. Improving economic conditions should help strengthen the Trust's operating results in 1995 as occupancy continues to increase and rental rates continue to stabilize and improve.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Financial Statements

                                Form 10-K Item 8

                                December 31, 1994

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                       22

Balance Sheets - December 31, 1994 and December 31, 1993                 23

Statements of Income - For the Years Ended
 December 31, 1994, 1993 and 1992                                        24

Statements of Shareholders' Equity - For the Years Ended
 December 31, 1994, 1993 and 1992                                        25

Statements of Cash Flows - For the Years Ended
 December 31, 1994, 1993 and 1992                                        26

Notes to Financial Statements                                      27 to 33

Financial Statement Schedule III:  Real Estate and
 Accumulated Depreciation                                          34 to 36

Additional Information:  1994 Building Improvement and Leasing
 Commission Additions (unaudited)                                        37

Report of Independent Certified Public Accountants



To the Trustees and Shareholders
Western Investment Real Estate Trust:


We have audited the financial statements and financial statement schedule of Western Investment Real Estate Trust (a California real estate investment trust) as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Investment Real Estate Trust as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



San Francisco, California                                  KPMG PEAT MARWICK LLP
February 1, 1995
(except as to note 16, which
  is of February 16, 1995)

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                 BALANCE SHEETS

                                                                          December 31,
                                                                          ------------
ASSETS                                                                1994             1993
                                                                      --------------------
Real estate investments:
  Real estate owned. . . . . . . . . . . . . . . . . . . . . . . .    $389,094     $345,088
  Less accumulated depreciation and amortization . . . . . . . . .     (50,802)     (45,635)
                                                                      --------     --------
    Net real estate owned. . . . . . . . . . . . . . . . . . . . .     338,292      299,453

  Mortgage loan receivable . . . . . . . . . . . . . . . . . . . .         ---        2,809
                                                                      --------     --------
    Net real estate investments. . . . . . . . . . . . . . . . . .     338,292      302,262

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .         648          328
Deferred long-term debt issuance costs, net. . . . . . . . . . . .       2,794        2,515
Accounts receivable and other assets . . . . . . . . . . . . . . .       5,438        4,240
                                                                      --------     --------
                                                                      $347,172     $309,345
                                                                      --------     --------
                                                                      --------     --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . . . . . . . .    $ 23,645     $ 33,244
Convertible debentures . . . . . . . . . . . . . . . . . . . . . .      65,731       66,076
Senior notes, net. . . . . . . . . . . . . . . . . . . . . . . . .      49,868          ---
Real estate loan payable . . . . . . . . . . . . . . . . . . . . .       1,362        1,424
                                                                      --------     --------
                                                                       140,606      100,744

Interest payable . . . . . . . . . . . . . . . . . . . . . . . . .       1,497        1,322
Prepaid rents and security deposits. . . . . . . . . . . . . . . .       1,272        1,483
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       1,113          858
                                                                      --------     --------

  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .     144,488      104,407

Shareholders' equity:
  Shares of beneficial interest, no par value,
    unlimited share authorization.
    Issued and outstanding:
    December 31, 1994 - 16,734,532 shares;
    December 31, 1993 - 16,645,791 shares. . . . . . . . . . . . .     237,341      236,178
  Accumulated dividends in excess of net income. . . . . . . . . .     (34,657)     (31,240)
                                                                      --------     --------

    Commitments and contingencies (notes 3, 6, 7, 8, 9, 11 and 15)


    Total shareholders' equity . . . . . . . . . . . . . . . . . .     202,684      204,938
                                                                      --------     --------
                                                                      $347,172     $309,345
                                                                      --------     --------
                                                                      --------     --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Income

                                                                Year Ended December 31,
                                                                -----------------------
                                                            1994          1993          1992
                                                         -----------------------------------
                                                        (In thousands, except for per share
                                                                  and share data)
REVENUES:

  Minimum rents. . . . . . . . . . . . . . . . . . .     $34,100       $32,226       $30,891
  Percentage rents . . . . . . . . . . . . . . . . .         537           530           756
  Recoveries from tenants. . . . . . . . . . . . . .       6,083         5,905         5,269
  Other income . . . . . . . . . . . . . . . . . . .       2,017         1,080         1,249
                                                         -------       -------       -------
Total revenues . . . . . . . . . . . . . . . . . . .      42,737        39,741        38,165
                                                         -------       -------       -------

EXPENSES:

  Interest . . . . . . . . . . . . . . . . . . . . .      10,063         7,779         7,925
  Property operating costs . . . . . . . . . . . . .       7,411         6,783         6,603
  Depreciation and amortization. . . . . . . . . . .       9,879         9,078         8,610
  Other operating expenses . . . . . . . . . . . . .       2,967         3,058         2,023
  General and administrative . . . . . . . . . . . .       1,510         1,449         1,681
                                                         -------       -------       -------
Total expenses . . . . . . . . . . . . . . . . . . .      31,830        28,147        26,842
                                                         -------       -------       -------
  Income from operations . . . . . . . . . . . . . .      10,907        11,594        11,323
                                                         -------       -------       -------
Provision for loss on real estate investment . . . .         996           ---           ---
                                                         -------       -------       -------

  Income before gains on sales of
     real estate investments . . . . . . . . . . . .       9,911        11,594        11,323

Gains on sales of real estate investments. . . . . .       5,355           ---           ---
                                                         -------       -------       -------

  Net income . . . . . . . . . . . . . . . . . . . .     $15,266       $11,594       $11,323
                                                         -------       -------       -------
                                                         -------       -------       -------

Per share data:

  Income from operations . . . . . . . . . . . . . .        $.65          $.70          $.69
                                                         -------       -------       -------
                                                         -------       -------       -------

  Net income . . . . . . . . . . . . . . . . . . . .        $.92          $.70          $.69
                                                         -------       -------       -------
                                                         -------       -------       -------

  Cash dividends paid. . . . . . . . . . . . . . . .       $1.12         $1.12         $1.12
                                                         -------       -------       -------
                                                         -------       -------       -------

Weighted average number of shares outstanding. . . .  16,682,675    16,548,198    16,356,462
                                                      ----------    ----------    ----------
                                                      ----------    ----------    ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity


                  Years Ended December 31, 1994, 1993 and 1992
                        (In thousands, except share data)

                                                                        Accumulated
                                                   Shares of             Dividends      Total
                                               Beneficial Interest      in Excess of    Share-
                                               -------------------          Net        holders'
                                              Number          Amount       Income       Equity
                                              -------------------------------------------------
Balance, January 1, 1992 . . . . . . . . .    16,264,744     $231,161     $(17,310)    $213,851
Net proceeds from issuance of shares . . .        70,997          898          ---          898
Debenture redemptions  . . . . . . . . . .       130,307        1,589          ---        1,589
Net income . . . . . . . . . . . . . . . .           ---          ---       11,323       11,323
Cash dividends paid. . . . . . . . . . . .           ---          ---      (18,316)     (18,316)
                                              ----------     --------     --------     --------
Balance, December 31, 1992 . . . . . . . .    16,466,048      233,648      (24,303)     209,345

Net proceeds from issuance of shares . . .        65,614          935          ---          935
Debenture redemptions  . . . . . . . . . .       114,129        1,595          ---        1,595
Net income . . . . . . . . . . . . . . . .           ---          ---       11,594       11,594
Cash dividends paid. . . . . . . . . . . .           ---          ---      (18,531)     (18,531)
                                              ----------     --------     --------     --------
Balance, December 31, 1993 . . . . . . . .    16,645,791      236,178      (31,240)     204,938

Net proceeds from issuance of shares . . .        63,740          834          ---          834
Debenture redemptions  . . . . . . . . . .        25,001          329          ---          329
Net income . . . . . . . . . . . . . . . .           ---          ---       15,266       15,266
Cash dividends paid. . . . . . . . . . . .           ---          ---      (18,683)     (18,683)
                                              ----------     --------     --------     --------

Balance, December 31, 1994 . . . . . . . .    16,734,532     $237,341     $(34,657)    $202,684
                                              ----------     --------     --------     --------
                                              ----------     --------     --------     --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                            Statements of Cash Flows

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                       1994        1993        1992
                                                                    -------------------------------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .    $15,266     $11,594     $11,323
  Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . .      9,879       9,078       8,610
       Amortization of deferred debt issuance costs. . . . . . .        319         182         199
       Gains on sales of real estate investments . . . . . . . .     (5,355)        ---         ---
       Increase in accounts receivable
          and other assets . . . . . . . . . . . . . . . . . . .       (558)        (59)     (1,505)
       Increase in deferred rent receivable. . . . . . . . . . .       (692)       (612)        ---
       Increase (decrease) in interest payable . . . . . . . . .        175       1,322      (1,405)
       Increase (decrease) in prepaid rents,
          security deposits and other liabilities. . . . . . . .        182         395      (1,345)
       Provision for loss on real estate investment. . . . . . .        996         ---         ---
                                                                    -------     -------     -------
       Net cash provided by operating activities . . . . . . . .     20,212      21,900      15,877
                                                                    -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of real estate investments . . . . . . . .     24,470         ---         ---
  Acquisitions of real estate investments. . . . . . . . . . . .    (64,907)        ---         ---
  Improvements of real estate investments. . . . . . . . . . . .     (4,301)     (2,083)     (3,784)
  Recovery of investment in direct financing leases. . . . . . .        205         177         154
  Proceeds from payoff (acquisition)
          of mortgage loans receivable . . . . . . . . . . . . .      2,809         (46)       (569)
                                                                    -------     -------     -------
       Net cash used in investing activities . . . . . . . . . .    (41,724)     (1,952)     (4,199)
                                                                    -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on bank line of credit. . . . . . . . . . . . . . . .     46,856      25,927      30,285
  Principal payments on bank line of credit. . . . . . . . . . .    (56,455)    (28,585)    (23,000)
  Principal payments on real estate loan payable . . . . . . . .        (62)        (56)        (47)
  Redemption of convertible debentures . . . . . . . . . . . . .         (4)       (216)       (646)
  Net proceeds from issuance of shares . . . . . . . . . . . . .        834         935         898
  Proceeds from senior notes offering. . . . . . . . . . . . . .     49,855         ---         ---
  Senior notes issuance costs. . . . . . . . . . . . . . . . . .       (509)       (122)        ---
  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .    (18,683)    (18,531)    (18,316)
                                                                    -------     -------     -------
       Net cash provided by (used in) financing activities . . .     21,832     (20,648)    (10,826)
                                                                    -------     -------     -------
       Net increase (decrease) in cash and cash equivalents. . .        320        (700)        852

Cash and cash equivalents, at beginning of period. . . . . . . .    $   328     $ 1,028     $   176
                                                                    -------     -------     -------

Cash and cash equivalents, at end of period. . . . . . . . . . .    $   648     $   328     $ 1,028
                                                                    -------     -------     -------
                                                                    -------     -------     -------

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
       Cash paid during the year for interest. . . . . . . . . .    $ 9,568     $ 6,247     $ 9,143
                                                                    -------     -------     -------
                                                                    -------     -------     -------

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
       Property buyer's assumption of liability. . . . . . . . .    $   658     $   ---     $   ---
                                                                    -------     -------     -------
                                                                    -------     -------     -------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS


Note 1:   SIGNIFICANT ACCOUNTING POLICIES

(A)  Real Estate Investments

Properties comprising real estate investments are stated at cost plus capitalized improvements. Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful lives of 20-45 years for buildings and 3-31 years for improvements. Included in real estate investments are net investments in direct financing leases consisting of the aggregate minimum lease payments to be received over the terms of the leases plus an estimated residual value, less unearned income.

(B)  Rental Income

The Trust accrues base rental income (minimum contractual lease payments) as earned. Certain of the Trust's leases provide for additional rent based on specified percentages of the lessee's revenues. Such percentage-based rental income is recognized during the year based on estimates. The Trust recognizes income from deferred rental receivables in accordance with Financial Accounting Standards Board Statement No. 13. Deferred rent receivable recognized as income was $692,000 in 1994 and $612,000 in 1993.

Unearned income on direct financing leases, representing the difference between the minimum lease payments and estimated residual value, less the costs of the leased property, is recognized over the life of the lease using the interest rate implicit in the lease, which provides a level rate of return on the net investment in the property.

(C)  Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid investments with a maturity of less than three months.

(D)  Deferred Long-Term Debt Issuance Costs

The costs incurred in connection with the issuance of debt are amortized over the term of the debt instruments.

(E)  Earnings Per Share

Earnings per share have been computed using the weighted average number of shares outstanding during each year. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

(F)  Impairment Accounting Policy

When the Trust concludes that recovery of the carrying value of a real estate investment is permanently impaired, it reduces such carrying value to amounts deemed recoverable.

(G)  Reclassifications

Certain 1993 and 1992 financial statement amounts have been reclassified to conform to the 1994 presentation.

Note 2:   REAL ESTATE INVESTMENTS

The following is a reconciliation of real estate investments and the related accumulated depreciation and amortization:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                 1994         1993         1992
                                                             ----------------------------------
                                                                       (In thousands)
Real estate investments:
  Balance at beginning of year . . . . . . . . . . . . . .   $345,088     $337,703     $334,073
  Increases:  Acquisitions . . . . . . . . . . . . . . . .     64,907          ---          ---
              Improvements . . . . . . . . . . . . . . . .      3,842        1,932        3,784
              Conversion of secured loans. . . . . . . . .        ---        5,630          ---

  Decreases:  Dispositions . . . . . . . . . . . . . . . .    (24,075)         ---          ---
              Write-down due to impairment . . . . . . . .       (463)         ---          ---
              Amortization of direct financing leases. . .       (205)        (177)        (154)
                                                             --------     --------     --------
  Balance at end of year . . . . . . . . . . . . . . . . .   $389,094     $345,088     $337,703
                                                             --------     --------     --------
                                                             --------     --------     --------

Accumulated depreciation and amortization:
  Balance at beginning of year . . . . . . . . . . . . . .   $ 45,635     $ 36,954     $ 28,433
  Additions charged to operations. . . . . . . . . . . . .      9,469        8,681        8,521

  Dispositions . . . . . . . . . . . . . . . . . . . . . .     (4,302)         ---          ---
                                                             --------     --------     --------
  Balance at end of year . . . . . . . . . . . . . . . . .   $ 50,802     $ 45,635     $ 36,954
                                                             --------     --------     --------
                                                             --------     --------     --------

On December 30, 1994, the Trust sold its industrial property in Oakland, California, which was previously leased to Safeway Stores. The sale was structured to provide for a total sales price of $1,225,000, of which $567,000 was received in cash. The balance represents the buyers' assumption of Western's accrued liability for environmental remediation expenses of $658,000. Under the terms of the sale agreement, the Trust is responsible for clean-up costs that exceed the sum of: (i) $658,000 and (ii) any amounts recovered by the buyer from third parties. After sales commission, legal and other fees, the Trust recorded a loss on disposition of $93,000. On the basis of the current facts and circumstances, the Trust has not recorded a provision for any future environmental liability resulting from this property. The Trust will continue to monitor the environmental remediation activity and status of this property.

Note 3:   CAPITAL EXPENDITURES

It is the Trust's practice to capitalize costs that exceed $4,000 and are associated with the improvement of real estate investments. Capitalized costs include third party leasing commissions, tenant improvements and capital expenditures. During 1994, the Trust capitalized $4.3 million in such expenditures. This amount comprises $1,325,000 of "Build to Suit" capital improvements; $266,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $1,679,000 of capitalized costs incurred in connection with previously leased space; and $1,031,000 of capitalized costs that relate to general improvements to common areas. The Trust's leasing department costs, as well as legal and accounting costs associated with leasing, are expensed as incurred.

The Trust has entered into several new leases that call for approximately $1.5 million in future tenant improvements and leasing commissions. These expenditures will be paid from borrowings under the bank line of credit or from operating cash flows.

Note 4:   LEASES

Two of the Trust's investment properties are accounted for as direct financing leases. All other leases are accounted for as operating leases.

Future minimum lease payments under direct financing leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, are as follows: 1995 -- $469,000; 1996 -- $469,000; 1997 -- $469,000;
1998 -- $469,000; 1999 -- $469,000; thereafter -- $454,000.  At December 31,
1994, the Trust's investment in direct financing leases was $2,305,000, and was calculated by adding the estimated residual value of $383,000 to the total remaining minimum lease payments of $2,799,000, less unearned income of $877,000. The original cost of the properties subject to these direct financing leases is $4,449,000.

Future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1994, are as follows: 1995 -- $35,000,000; 1996 -- $33,626,000; 1997 --
$31,505,000; 1998 -- $28,993,000; 1999 -- $26,492,000; thereafter --
$265,861,000.  The total minimum lease payments are $421,477,000.

Included in other income is income recorded under direct financing leases of $265,000, $292,000 and $315,000 in 1994, 1993 and 1992, respectively.


Note 5:   MAJOR TENANT

Revenues (minimum rents, percentage rents and expense reimbursements) attributable to leases with Raley's Supermarket, the Trust's most significant tenant, were $9,400,000, $9,614,000 and $9,041,000 in 1994, 1993 and 1992,
respectively. These amounts represented 22%, 24% and 24% of revenues during 1994, 1993 and 1992, respectively.

Note 6:   BANK LINE OF CREDIT

At December 31, 1994, the Trust had borrowed $23,645,000 under a $60,000,000 unsecured line of credit. Interest on funds drawn under this line of credit is either LIBOR plus 2.0% or the participating bank's reference rate, at the Trust's election and is payable monthly on any outstanding balance. In addition, the Trust pays an annual fee of $140,000. The Trust is not required to pledge any assets or maintain compensating balances for this line of credit although the Trust has agreed to certain covenants that impose limitations on the incurrence of debt and other restrictions. Additionally, if amounts due under the line of credit are not paid at maturity, the lender, at its option, can require the Trust to provide security interests in Trust properties. This line of credit, if not renewed, expires May 31, 1996. At December 31, 1993, the Trust had a $35 million line of credit with an outstanding balance of $33,244,000.
The weighted average interest rate on the outstanding balance under the Trust's bank line of credit was 8.16% and 6.25% at December 31, 1994, and 1993, respectively.

The daily weighted average amount owing to the bank under the line of credit during 1994 and 1993 was $13,689,000 and $31,529,000, respectively. The weighted average interest rate during 1994 and 1993 was 7.17% and 6.25%, respectively.

Note 7:   CONVERTIBLE DEBENTURES

In August, 1988 the Trust issued $75,000,000 of 8% convertible debentures (the "debentures"), due in 2008. The debentures are convertible prior to maturity, unless previously redeemed, at a conversion price equal to $22.23 per share. The debentures are subject to limited mandatory redemption at 100% of their principal amount plus accrued interest (i) on June 30 in any year, with the consent of any holder thereof, or (ii) at any time within 60 days after the receipt of a consent on behalf of a deceased holder. The Trust has the option either to redeem debentures for cash or to exchange its shares in an amount equal to 100% of the principal amount of such debentures. Such redemption obligations are limited to an annual, non-cumulative maximum principal amount of $25,000 per holder and $2,250,000 in the aggregate, with priority being given to consents on behalf of deceased holders. In addition, the Trust has the option to redeem the debentures without the consent of the holders, in whole or in part, at a redemption price of 101% of the principal balance of the debentures until June 30, 1995, and at par thereafter.

On June 30, 1994 and 1993, respectively, $212,000 and $1,657,000 of the debentures were presented for limited mandatory redemption. The Trust elected to exchange 15,216 and 114,129 shares at $14.00 and $14.50, respectively, for the debentures. During 1994 and 1993, respectively, an additional $133,000 and $216,000 of debentures were presented for mandatory redemption on behalf of deceased debenture holders.

Note 8:   SENIOR NOTES

In February 1994, the Trust sold $50 million of 7 7/8% senior notes in a public offering. These notes are due in 2004 and contain certain covenants that impose limitations on the incurrence of debt and other restrictions. These restrictions include a cap on total borrowings, minimum shareholders' equity and income coverage requirements. The notes are not redeemable prior to maturity. During 1994 the proceeds of this offering, as well as the proceeds from the sale of five properties and funds available under the bank line of credit, were used to acquire six retail properties and to pay off borrowings under a previous bank line of credit.

Note 9:   REAL ESTATE LOAN PAYABLE

The Trust has a loan secured by one of its properties. The real estate loan balance was $1,362,000 and $1,424,000 at December 31, 1994, and 1993,
respectively. Principal payments for the years following December 31, 1994, are:
1995 -- $68,000; 1996 -- $75,000; 1997 -- $83,000; 1998 -- $91,000; 1999
--$100,000; thereafter -- $945,000. Additionally, the Trust jointly owns one property where the co-owner is obligated under a note secured by the property.

Note 10:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - The carrying amount approximates fair value because of the liquidity of this asset.

Mortgage Loan Receivable - The carrying amount approximates fair value because of the short maturity of this receivable.

Marketable Securities - The fair value of marketable securities is based on quoted market prices.

Bank Line of Credit - The carrying amount approximates fair value because of the variable interest rate of this liability.

Convertible Debentures - The fair value of convertible debentures is based on quoted market prices.

Senior Notes - The fair value of senior notes is based on interest rates currently available to the Trust for issuance of debt with similar terms and remaining maturities.

Real Estate Loan Payable - The carrying value of this liability approximates fair value.

The estimated fair values of the Trust's financial instruments as of December 31, are as follows (in thousands):

                                          1994                    1993
                                          ----                    ----
                                  Carrying        Fair    Carrying        Fair
                                    Amount       Value      Amount       Value
                                  --------------------    --------------------
Cash and cash equivalents. . . .   $   648     $   648     $   328     $   328
Mortgage loan receivable . . . .       ---         ---       2,809       2,809
Marketable securities. . . . . .       159         159         159         184


Bank line of credit. . . . . . .   $23,645     $23,645     $33,244     $33,244
Convertible debentures . . . . .    65,731      61,130      66,076      66,654
Senior notes . . . . . . . . . .    49,868      44,605         ---         ---
Real estate loan payable . . . .     1,362       1,362       1,424       1,424


Note 11:  TRUSTEE AND OFFICER COMPENSATION

Trustee Emeritus, Death and Disability Programs

Under the Trustee Emeritus Program, Chester R. MacPhee, O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr., are eligible to become a Trustee Emeritus after reaching age 65. A Trustee Emeritus shall serve the Trust in an advisory capacity and will be compensated accordingly, up to a maximum of $60,000 annually ($75,000 for one trustee). Mr. Etcheverry elected to become Trustee Emeritus on January 1, 1993, and Mr. MacPhee elected to become Trustee Emeritus on January 1, 1991.

Chester R. MacPhee, O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr., are eligible to participate in the Death and Disability Program. The Trust will pay an annual death or disability benefit under the program based on a percentage of the participant's average annual compensation for his 36 months of service as a trustee during which his compensation was the greatest up to a maximum of $60,000 annually ($75,000 for one trustee). In the case of a participant's death, his eligible spouse will be entitled to receive benefits under the program. Commencing on August 1, 1994, one participant qualified for disability benefits under this program and is no longer receiving payment under the Trustee Emeritus Program. The Death and Disability benefit was calculated using a discount rate of 8.5% and 7.25% during 1994 and 1993, respectively.

Stock Option Plan

On May 12, 1988, the Trust instituted a non-qualified stock option plan (the "Plan"). The purchase price of shares of beneficial interest purchased pursuant to this Plan is to be not less than the fair market value of the shares on the date of grant. Options granted under the Plan, which expire six years from the grant date if not exercised, vest and become exercisable at a rate of 20% per year from the date of grant until completely vested. A total of 300,000 shares of beneficial interest have been authorized under the Plan.

The following options have been issued and are outstanding as of December 31, 1994:

                                                 Option Price         Percent
Grant Date                   Shares                Per Share          Vested
-----------------------------------------------------------------------------
November 20, 1989            36,500                $18.000              100%
November 18, 1991            35,300                 11.440               60%
November 23, 1992            15,400                 12.625               40%
November 11, 1993            67,000                 13.810               20%
June 28, 1994                25,000                 13.875                0%
November 11, 1994            81,800                 12.310                0%

During the years ended December 31, 1994, 160 shares were issued at $11.44 a share as a result of the exercise of stock options.


Note 12:  DIVIDEND REINVESTMENT PLAN

In accordance with the Dividend Reinvestment and Share Purchase Plan adopted by the Trust in 1990, the Trust received $832,000 and $935,000 net of issuance costs and issued 63,580 and 65,614 shares of beneficial interest in 1994 and 1993, respectively.

Note 13:  QUARTERLY RESULTS OF OPERATIONS

The following is a summary of quarterly financial information for the last two years:

Unaudited                                                                Quarters
                                                         -----------------------------------------
(In thousands, except for per share and share data)       First      Second       Third      Fourth
--------------------------------------------------------------------------------------------------
1994
----
Total revenues . . . . . . . . . . . . . . . . .        $9,536     $10,852     $10,627     $11,722
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------
Income from operations . . . . . . . . . . . . .        $2,779      $3,151      $2,491      $2,486
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------
Net income . . . . . . . . . . . . . . . . . . .        $6,408      $4,900      $1,565      $2,393
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------
Per share:
  Net income . . . . . . . . . . . . . . . . . .          $.39        $.30        $.09        $.14
  Dividends. . . . . . . . . . . . . . . . . . .          $.28        $.28        $.28        $.28
Weighted average number of shares. . . . . . . .    16,648,662  16,667,946  16,697,659  16,718,995

1993
----
Total revenues . . . . . . . . . . . . . . . . .       $10,460      $9,456      $9,381     $10,444
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------
Income from operations . . . . . . . . . . . . .        $2,877      $3,165      $2,657      $2,895
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------
Net income . . . . . . . . . . . . . . . . . . .        $2,877      $3,165      $2,657      $2,895
                                                       -------     -------     -------     -------
                                                       -------     -------     -------     -------
Per share:
  Net income . . . . . . . . . . . . . . . . . .          $.18        $.19        $.16        $.17
  Dividends. . . . . . . . . . . . . . . . . . .          $.28        $.28        $.28        $.28
Weighted average number of shares. . . . . . . .    16,468,355  16,482,586  16,612,784  16,629,068

Note 14:  INCOME TAX STATUS OF TRUST

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

Federal taxable income of the Trust prior to the dividend-paid deductions for the three years ended December 31, 1994, was: 1994 -- $15,129,000; 1993 --
$12,351,000; and 1992 -- $11,368,000. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for leases, depreciation of investment properties and gains on property dispositions.

The taxable and nontaxable portions of distributions to shareholders for federal income tax purposes in 1994 are as follows:

                                                    Percentages
                     Distribution     -------------------------------------
Dates Paid          Paid Per Share           Taxable            Non-taxable
---------------------------------------------------------------------------
                                      Ordinary       Capital
                                      Income         Gain
March 15, 1994           $.28          72.1%         8.9%          19.0%
June 15, 1994            $.28          72.1%         8.9%          19.0%
September 15, 1994       $.28          72.1%         8.9%          19.0%
December 15, 1994        $.28          72.1%         8.9%          19.0%


Note 15:  COMMITMENTS AND CONTINGENCIES

The Trust identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Trust initiates letters of interest and extends offers on a regular basis. At December 31, 1994, the Trust was not committed to fund any acquisition.

As discussed more fully in note 2, the Trust concluded the sale of its industrial property in Oakland, California, on December 30, 1994. Under the terms of the sale agreement, the Trust is responsible for clean-up costs that exceed the sum of: (i) $658,000 and (ii) any amounts recovered by the buyer from third parties. On the basis of the current facts and circumstances, the Trust has not recorded a provision for any future environmental liability resulting from this property. The Trust will continue to monitor the environmental remediation activity and status of this property.

The Trust is involved in various legal actions arising in the normal course of business.

Note 16:  SUBSEQUENT EVENT

On February 16, 1995, the Trust purchased a Nob Hill Foods Store with a gross leasable area of 33,033 square feet. Nob Hill General Store Inc. signed a 25-year lease for the store, located in Newman, California. The Trust acquired this property for $3.1 million. This acquisition was funded from proceeds of the recent sale of the Oakland, California, property with additional funding coming from a portion of the $60 million bank line of credit.


(in thousands except for dates of acquisition and construction and depreciable lives)
------------------------------------------------------------------------------------------------------------------------------------
                    Column A                        Column B            Column C           Column D                Column E
-----------------------------------------------   -------------   --------------------   -------------   ---------------------------
                                                                                             Cost
                                                                                          capitalized            Gross amount
                                                                    Initial cost to      subsequent to        of which carried at
                                                                       company            acquisition           close of period
                                                                  --------------------   -------------   ---------------------------
                                                                            Buildings                                    Buildings
                                                                               and                                          and
                 Property Name                    Encumbrances    Land     improvements   Improvements     Land         improvements
-----------------------------------------------   -------------   ---------------------   ------------   ---------------------------
SHOPPING CENTER/RETAIL

Luckys, El Cerrito  CA                                              $250           $450           $625      $250              $1,075
San Antonio Center, Mountain View  CA                                310            534          4,427       310               4,961
Kmart, Napa  CA                                                                                               -                    0
Luckys, Santa Maria  CA                                               77            273            164        77                 437
Denny's, Redwood City  CA                                            101            138              0       101                 138
Carpeteria, Concord  CA                                              794            249            142       794                 391
Kwik Stop, Santa Rosa  CA                                             20             54              0        20                  54
Acapulco Y Los Arcos, Fresno  CA                                     163            382              0       163                 382
Serra Center, Colma  CA (30% interest)                               433            914             31       433                 945
Dodge Center, Fallon  NV                                             405          1,595             32       405               1,627
West Town, Winnemuca  NV                                             130          3,386              0       130               3,386
Nob Hill General Store, Watsonville  CA                              416          1,084              0       416               1,084
Eastridge Plaza Shopping Center, Porterville  CA                     939          4,390             39       939               4,429
Angel's Camp Town Center, Angel's Camp  CA                           580          4,447             12       580               4,459
Heritage Place Shopping Center, Tulare  CA                         1,427          7,117            213     1,427               7,330
Raley's Shopping Center, Yuba City  CA                             2,101          5,151            792     2,101               5,943
Canal Farms Shopping Center, Los Banos  CA                         1,180          6,904            240     1,180               7,144
Kmart Center, Sacramento  CA                                       1,875          3,116            196     1,875               3,312
Park Place Shopping Center, Vallejo  CA                            3,850         11,291            460     3,850              11,751
Blossom Valley Plaza, Turlock  CA                                  2,448          8,315            381     2,448               8,696
Coalinga Shopping Center, Coalinga  CA                  $1,362       816          2,144            792       816               2,936
Commonwealth Square Shopping Center, Folsom  CA                    3,312         13,022            134     3,312              13,156
Country Gables Shopping Center, Granite Bay  CA                    2,704         12,684            316     2,704              13,000
Heritage Oak Shopping Center, Gridley  CA                          1,603          3,597             51     1,603               3,648
Belle Mill Landing, Red Bluff  CA                                  2,247          6,043          1,225     2,247               7,268
Anderson Square, Anderson  CA                                      1,145          2,125            236     1,145               2,361
North Hills Shopping Center, Reno  NV                              1,700          6,911             56     1,700               6,967
North Hills (Phase II)                                             3,706                                   3,706                   0
Cobblestone Shopping Center, Redding  CA                           2,375          7,969            123     2,375               8,092
Victorian Walk Shopping Center, Fresno  CA                         1,120          7,356            134     1,120               7,490
Elko Junction Shopping Center, Elko  CA                              580          7,631            697       580               8,328
Elko Junction (Phase II)                                           1,936                           539     1,936                 539
Skypark Plaza Shopping Center, Chico  CA                           2,854         10,454          1,275     2,854              11,729
Heritage Park Shopping Center, Suisun  CA                          3,575         12,187            129     3,575              12,316


------------------------------------------------------------------------------------------------------------------------------------
                                                       Column E             Column F         Column G       Column H     Column I
-----------------------------------------   --------------------------   --------------   --------------   ----------  -------------
                                                    Gross amount
                                                 of which carried at
                                                   close of period
                                             ---------------------------                                               Life on which
                                              Properties                                                               depreciation
                                              Operating                                                                in the latest
                                             under Direct                                                                  income
                                               Financing                   Accumulated       Date of         Date       statement is
                                                Leases         Total      Depreciation     Construction    Acquired       computed
-----------------------------------------   ---------------   --------   --------------   --------------   ---------   -------------
Luckys, El Cerrito  CA                                         $1,325             $703       1964/1983       1964           31
San Antonio Center, Mountain View  CA                           5,271            1,484       1959/1990       1965        10 to 31
Kmart, Napa  CA                                      935          935                          1964          1966
Luckys, Santa Maria  CA                                           514              364         1962          1967           28
Denny's, Redwood City  CA                                         239              117         1968          1968           45
Carpeteria, Concord  CA                                         1,185              276         1963          1969        20 to 30
Kwik Stop, Santa Rosa  CA                                          74               54         1970          1970           25
Acapulco Y Los Arcos, Fresno  CA                                  545              342         1972          1972           28
Serra Center, Colma  CA (30% interest)                          1,378              628         1972        1973/1988     23 to 31
Dodge Center, Fallon  NV                                        2,032            1,089         1976          1977        24 to 31
West Town, Winnemuca  NV                                        3,516            1,384       1978/1991       1978        25 to 31
Nob Hill General Store, Watsonville  CA                         1,500              534         1982          1982           25
Eastridge Plaza Shopping Center,
  Porterville  CA                                               5,368            1,207         1985          1985         5 to 35
Angel's Camp Town Center, Angel's Camp  CA                      5,039            1,155         1986          1985           31
Heritage Place Shopping Center, Tulare  CA                      8,757            1,817         1986          1985        10 to 31
Raley's Shopping Center, Yuba City  CA                          8,044            1,293       1963/1984       1986         5 to 40
Canal Farms Shopping Center, Los Banos  CA                      8,324            1,472         1988          1986           31
Kmart Center, Sacramento  CA                                    5,187              869       1964/1986       1986         5 to 31
Park Place Shopping Center, Vallejo  CA                        15,601            1,740         1987          1990        10 to 31
Blossom Valley Plaza, Turlock  CA                              11,144            1,228       1988/1991       1990        10 to 31
Coalinga Shopping Center, Coalinga  CA                          3,752              757         1977          1987        10 to 31
Commonwealth Square Shopping Center,
  Folsom  CA                                                   16,468            1,917         1988          1990         5 to 31
Country Gables Shopping Center,
  Granite Bay  CA                                              15,704            1,557         1988          1991        10 to 31
Heritage Oak Shopping Center, Gridley  CA                       5,251              882         1981          1987         5 to 31
Belle Mill Landing, Red Bluff  CA                               9,515            1,500    1982/1987/1994     1987         5 to 31
Anderson Square, Anderson  CA                                   3,506              561         1979          1987        10 to 31
North Hills Shopping Center, Reno  NV                           8,667            1,484         1986          1988        10 to 31
North Hills (Phase II)                                          3,706                                        1993
Cobblestone Shopping Center, Redding  CA                       10,467            1,696         1984          1988         7 to 31
Victorian Walk Shopping Center, Fresno  CA                      8,610            1,443         1988          1988         3 to 31
Elko Junction Shopping Center, Elko  CA                         8,908            1,463       1986/1991       1988           31
Elko Junction (Phase II)                                        2,475                          1994          1993           31
Skypark Plaza Shopping Center, Chico  CA                       14,583            2,199       1985/1991       1988        28 to 31
Heritage Park Shopping Center, Suisun  CA                      15,891            1,818         1989          1990           31
  continued on next page
                                       -34-


Western Investment Real Estate Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1994


(in thousands except for dates of acquisition and construction and depreciable lives)
------------------------------------------------------------------------------------------------------------------------------------
                    Column A                        Column B            Column C           Column D                Column E
-----------------------------------------------   -------------   --------------------   -------------   ---------------------------
                                                                                             Cost
                                                                                          capitalized            Gross amount
                                                                    Initial cost to      subsequent to        of which carried at
                                                                       company            acquisition           close of period
                                                                  --------------------   -------------   ---------------------------
                                                                            Buildings                                    Buildings
                                                                               and                                          and
                 Property Name                    Encumbrances    Land     improvements   Improvements     Land         improvements
-----------------------------------------------   -------------   ---------------------   ------------   ---------------------------
SHOPPING CENTER/RETAIL

Pinecreek Shopping Center, Grass Valley  CA
  (50% interest)(1)                                                2,725          7,966            102     2,725               8,068
Eagle Station Shopping Center, Carson City  NV                     1,735          7,585             86     1,735               7,671
Currier Square Shopping Center, Oroville  CA                       2,025          7,203            706     2,025               7,909
Yreka Junction, Yreka CA                                           1,350          5,846            394     1,350               6,240
Ukiah Crossroads Shopping Center, Ukiah CA                         1,925          8,119            311     1,925               8,430
Raley's Supermarket, Fallon  NV                                    1,000          3,220              0     1,000               3,220
Caughlin Ranch Shopping Center, Reno  NV                           2,950          7,123            196     2,950               7,319
Mercantile Store Shopping Center, Dinuba  CA                       1,440          6,208           (18)     1,440               6,190
Elverta Crossing Shopping Center,
  Sacramento  CA                                                   3,370          7,477            636     3,370               8,113
Centennial Plaza Shopping Center, Hanford  CA                      2,225          8,935              0     2,225               8,935
Laguna 99 Shopping Center, Elk Grove  CA                           2,791         11,194              0     2,791              11,194
Mission Ridge Shopping Center, Manteca  CA                         2,373          9,552              3     2,373               9,555
Northridge Shopping Center, Fair Oaks  CA                          1,666          6,830                    1,666               6,830
Plaza 580 Shopping Center, Livermore  CA                           2,941         11,768              0     2,941              11,768
Nob Hill General Stores, Hollister  CA                               960          3,869              0       960               3,869
                                                  ----------------------------------------------------------------------------------
   Total Shopping Center/Retail                          1,362    78,648        264,808         15,877    78,648             280,685


INDUSTRIAL
Viking Freight Systems, Santa Clara  CA                              548              0              0       548                   0
Merchants, Inc., Commerce City  CO                                   278            648              0       278                 648
                                                  ----------------------------------------------------------------------------------
   Total Industrial                                          0       826            648              0       826                 648

COMMERCIAL
US Postal Service, Boulder Creek  CA                                   8             38             31         8                  69
Coast Savings & Loan, Cupertino  CA                                  615            845              0       615                 845
Coast Savings & Loan (Taraval St),
  San Francisco  CA                                                  366          1,824              0       366               1,824
Coast Savings & Loan, Monterey  CA                                   911          2,189              0       911               2,189
Coast Savings & Loan (Market St),
  San Francisco  CA                                                  873          1,068              0       873               1,068
Coast Savings & Loan, Santa Cruz  CA                                 205            823              0       205                 823
Coast Savings & Loan, Salinas  CA                                    516          1,632              0       516               1,632


------------------------------------------------------------------------------------------------------------------------------------
                                                       Column E             Column F         Column G       Column H     Column I
-----------------------------------------   --------------------------   --------------   --------------   ----------  -------------
                                                    Gross amount
                                                 of which carried at
                                                   close of period
                                             ---------------------------                                              Life on which
                                              Properties                                                               depreciation
                                              Operating                                                                in the latest
                                             under Direct                                                                  income
                                               Financing                   Accumulated       Date of         Date       statement is
                                                Leases         Total      Depreciation     Construction    Acquired       computed
-----------------------------------------   ---------------   --------   --------------   --------------   ---------   -------------

SHOPPING CENTER/RETAIL

Pinecreek Shopping Center, Grass Valley  CA
  (50% interest)(1)                                             10,793            1,537         1988          1989         7 to 31
Eagle Station Shopping Center,
  Carson City  NV                                                9,406            1,299         1982          1989        10 to 31
Currier Square Shopping Center, Oroville  CA                     9,934            1,315       1969/1989       1989         5 to 31
Yreka Junction, Yreka CA                                         7,590            1,032         1984          1990         7 to 31
Ukiah Crossroads Shopping Center, Ukiah  CA                     10,355            1,403         1986          1989         7 to 31
Raley's Supermarket, Fallon  NV                                  4,220              407         1991          1991           31
Caughlin Ranch Shopping Center, Reno  NV                        10,269              814       1990/1991       1990        10 to 31
Mercantile Store Shopping Center, Dinuba  CA                     7,630              800         1990          1990        10 to 31
Elverta Crossing Shopping Center,
  Sacramento  CA                                                11,483              815       1991/1993       1990         7 to 31
Centennial Plaza Shopping Center,
  Hanford  CA                                                   11,160              144         1991          1994        10 to 31
Laguna 99 Shopping Center, Elk Grove  CA                        13,985              211         1993          1994           31
Mission Ridge Shopping Center, Manteca  CA                      11,928              179         1993          1994           31
Northridge Shopping Center, Fair Oaks  CA                        8,496              128       1958/1986       1994         5 to 31
Plaza 580 Shopping Center, Livermore  CA                        14,709              222         1993          1994           31
Nob Hill General Stores, Hollister  CA                           4,829               13         1994          1994           31
                                            ------------------------------------------
   Total Shopping Center/Retail                      935       360,268           45,352

INDUSTRIAL
Viking Freight Systems, Santa Clara  CA            1,370         1,918              N/A         1978          1978           N/A
Merchants, Inc., Commerce City  CO                                 926              192         1984          1984           35
                                            ------------------------------------------
   Total Industrial                                1,370         2,844              192

COMMERCIAL
US Postal Service, Boulder Creek  CA                                77               45         1959          1969         5 to 30
Coast Savings & Loan, Cupertino  CA                              1,460              312         1980          1985           25
Coast Savings & Loan (Taraval St),
  San Francisco  CA                                              2,190              657         1975          1985           25
Coast Savings & Loan, Monterey  CA                               3,100              788         1963          1985           25
Coast Savings & Loan (Market St),
  San Francisco  CA                                              1,941              385         1964          1986           25
Coast Savings & Loan, Santa Cruz  CA                             1,028              177         1980          1986           40
Coast Savings & Loan, Salinas  CA                                2,148              347         1937          1986           40

continued on next page




Western Investment Real Estate Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1994


(in thousands except for dates of acquisition and construction and depreciable lives)
------------------------------------------------------------------------------------------------------------------------------------
                    Column A                        Column B            Column C           Column D                Column E
-----------------------------------------------   -------------   --------------------   -------------   ---------------------------
                                                                                             Cost
                                                                                          capitalized            Gross amount
                                                                    Initial cost to      subsequent to        of which carried at
                                                                       company            acquisition           close of period
                                                                  --------------------   -------------   ---------------------------
                                                                            Buildings                                    Buildings
                                                                               and                                          and
                 Property Name                    Encumbrances    Land     improvements   Improvements     Land         improvements
-----------------------------------------------   -------------   ---------------------   ------------   ---------------------------

COMMERCIAL
3450 California St., San Francisco  CA                             1,450          1,159            279     1,450               1,438
Redwood II, Petaluma  CA                                           1,017          3,052              0     1,017               3,052
Crystal Lake Park, Milpitas  CA                                      979          6,020             82       979               6,102
                                                  ----------------------------------------------------------------------------------
   Total Commercial                                          0     6,940         18,650            392     6,940              19,042

                                                  ----------------------------------------------------------------------------------
   Total All Properties                                 $1,362   $86,414       $284,106        $16,269   $86,414            $300,375
                                                  ----------------------------------------------------------------------------------
                                                  ----------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                                                       Column E             Column F         Column G       Column H     Column I
-----------------------------------------   --------------------------   --------------   --------------   ----------  -------------
                                                    Gross amount
                                                of which carried at
                                                   close of period
                                             ---------------------------                                               Life on which
                                              Properties                                                                depreciation
                                              Operating                                                                in the latest
                                             under Direct                                                                 income
                                               Financing                   Accumulated       Date of         Date       statement is
                                                Leases         Total      Depreciation     Construction    Acquired       computed
-----------------------------------------   ---------------   --------   --------------   --------------   ---------   -------------

COMMERCIAL
3450 California St., San Francisco  CA                          2,888              526       1957/1987       1987        10 to 31
Redwood ST., Pateluma  CA                                       4,069              574         1985          1989           31
Crystal Lake Park, Migitas  CA                                  7,081            1,447         1987          1987        10 to 31
                                            ------------------------------------------
   Total Commercial                                    0       25,982            5,258

                                            ------------------------------------------
   Total All Properties                           $2,305     $389,094          $50,802
                                            ------------------------------------------
                                            ------------------------------------------


(1) Pinecreek is encumbered by a note and deed of trust under which the 50% co-owner is the borrower.

(2) The aggregate cost or adjusted basis of rental property for federal income tax purposes reconciles to the amount reflected in the financial statements at December 31, 1994 as follows:


          Basis for federal income tax purposes                                                  $385,957
          Direct financing leases capitalized for financial reporting purposes                    ($2,908)
          Reduction in tax basis for deferred gains on condemnation and other
            sales and discharge of indebtedness                                                    $6,045
                                                                                             ------------
          Financial statement reporting basis                                                    $389,094
                                                                                             ------------
                                                                                             ------------

WESTERN INVESTMENT REAL ESTATE TRUST
1994 BUILDING IMPROVEMENT AND LEASING COMMISSION ADDITIONS

                                                                      BUILDING             LEASING
NAME                                         LOCATION               IMPROVEMENTS         COMMISSIONS
----                                         --------               ------------         -----------
    SHOPPING CENTERS / RETAIL

SAN ANTONIO CENTER                           MOUNTAIN VIEW                   $33                   -
SERRA CENTER, (30%)                          COLMA                             -                 $12
EASTRIDGE PLAZA                              PORTERVILLE                      21                   -
ANGELS CAMP TOWNE CENTER                     ANGELS CAMP                       4                   -
HERITAGE PLACE                               TULARE                           13                   -
RALEY'S CENTER                               YUBA CITY                       103                  10
CANAL FARMS                                  LOS BANOS                         5                   5
KMART CENTER                                 SACRAMENTO                      112                   -
PARK PLACE                                   VALLEJO                          28                  13
BLOSSOM VALLEY PLAZA                         TURLOCK                          15                   -
COALINGA SHOPPING CENTER                     COALINGA                         61                   -
COMMONWEALTH SQUARE                          FOLSOM                           52                  49
COUNTRY GABLES                               GRANITE BAY                      46                  12
BELLE MILL LANDING                           RED BLUFF                     1,123                 150
ANDERSON SQUARE                              ANDERSON                        108                   -
NORTH HILLS                                  RENO                             32                   3
COBBLESTONE                                  REDDING                          39                   -
VICTORIAN WALK                               FRESNO                            6                   6
ELKO JUNCTION                                ELKO                            590                  31
SKYPARK PLAZA                                CHICO                            41                  18
HERITAGE PARK                                SUISUN                           10                   3
PINECREEK (50%)                              GRASS VALLEY                     60                  55
EAGLE STATION                                CARSON CITY                      33                   3
CURRIER SQUARE                               OROVILLE                        147                  29
YREKA JUNCTION                               YREKA                           127                   -
CROSSROADS                                   UKIAH                             1                   -
CAUGHLIN RANCH                               RENO                             82                  38
MERCANTILE ROW                               DINUBA                            7                   -
ELVERTA CROSSING                             SACRAMENTO                      340                  22
CENTENNIAL PLAZA                             HANFORD                           9                   -
LAGUNA 99                                    ELK GROVE                         -                   -
MISSION RIDGE                                MANTECA                           4                   -
NORTHRIDGE                                   FAIR OAKS                       186                   -
PLAZA 580                                    LIVERMORE                         -                   -
NOB HILL                                     HOLLISTER                         -                   -
                                                                      ----------          ----------
     SUBTOTAL - SHOPPING CENTERS / RETAIL                                  3,438                 459

     INDUSTRIAL

SAFEWAY STORES, INC. (SOLD)                  OAKLAND                         360                   -
                                                                      ----------          ----------
     SUBTOTAL - INDUSTRIAL                                                   360                   -


     COMMERCIAL

CRYSTAL LAKE PARK                            MILPITAS                         44                   -
                                                                      ----------          ----------
     SUBTOTAL - COMMERCIAL                                                    44                   -
                                                                      ----------          ----------
          TOTAL                                                           $3,842                $459
                                                                      ----------          ----------
                                                                      ----------          ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the trustees and executive officers of the Trust is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 11, 1995, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated by reference to the sections entitled "Compensation of Trustees", Compensation of Executive Officers", "Compensation Pursuant to Plans", "Trustee Emeritus Program and Death and Disability Program", "Stock Option Grants and Exercises" and "Report of Compensation Committee on Executive Compensation" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 11, 1995, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 11, 1995, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust, its employees, officers or trustees are not engaged in any related transactions with the Trust. Additionally, the Trust has never made any loans to its management.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.     Financial Statements - Included in Item 8                  Page
                                                                            ----

                 Report of Independent Certified Public Accountants           22
                 Balance Sheets - December 31, 1994 and 1993                  23
                 Financial Statements for the Years Ended
                    December 31, 1994, 1993 and 1992:
                       Statements of Income                                   24
                       Statements of Shareholders' Equity                     25
                       Statements of Cash Flows                               26
                       Notes to Financial Statements                    27 to 33

          2.     Financial Statement Schedule III:  Real Estate and
                 Accumulated Depreciation                               34 to 36

          3.     Additional Information:  1994 Building Improvement
                    and Leasing Commission Additions (unaudited)              37



     (b)  1.     Reports on Form 8-K.

                 Form 8-K dated December 30, 1994. This report contains Item 5.

                                                                            Page
                                                                            ----


     (c)  Exhibits.

          (3)    Declaration of Trust, as amended (filed as Exhibit
          3.1 to Registration Statement on Form S-3 No.33-22893 and incorporated herein by reference).

          (4.1)  Form of Indenture relating to the 8% Convertible
          Debentures (filed as Exhibit 4.1 to Registration Statement on Form S-3 No. 33-22893 and incorporated herein by reference).

          (4.2) Form of Indenture relating to the Senior Notes (filed as Exhibit 4.1 to Registration Statement on Form S-3
          No.33-71270 and incorporated herein by reference).

          (4.3)  Form of Senior Notes (filed as Exhibit 4.2 to
          Registration Statement on Form S-3 No.33-71270 and incorporated herein by reference).

          (10.1)** Trust's Nonqualified Stock Option Plan (filed as
          Exhibit 4.2 to Registration Statement on Form S-8 No. -33-22893 and incorporated herein by reference).

          (10.2)** Trust's Trustee Emeritus Plan (filed as Exhibit to Proxy Statement dated March 25, 1986 and incorporated herein by reference).

          (23)*  Consent of Independent Certified Public Accountants.         41

------------------
*    Filed with this report.
**   Management contract or compensatory plan or arrangement.

Consent of Independent Certified Public Accountants



The Trustees
Western Investment Real Estate Trust:




We consent to incorporation by reference in the registration statement (No. 33-27016) on Form S-8 of Western Investment Real Estate Trust of our report dated February 1, 1995, except as to Note 16 which is as of February 16, 1995, relating to the balance sheets of Western Investment Real Estate Trust as of December 31, 1994 and 1993, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, and the related schedule, which report appears in the December 31, 1994, annual report on Form 10-K of Western Investment Real Estate Trust.




San Francisco, California                                  KPMG PEAT MARWICK LLP
March 29, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        WESTERN INVESTMENT REAL ESTATE TRUST
                                                        (Registrant)

                                    By:             s/ Dennis D. Ryan
                                       --------------------------------------
                                                    Dennis D. Ryan
                                                    Vice President and
Dated: March 29, 1995                               Chief Financial Officer
       --------------

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                          Date
---------                          -----                          ----

s/ O. A. Talmage                   Chairman of the                March 29, 1995
----------------------------         Board, President,            --------------
O. A. Talmage                        Chief Executive
                                     Officer and Trustee


s/ Dennis D. Ryan                  Vice President,                March 29, 1995
----------------------------         Chief Financial Officer      --------------
Dennis D. Ryan                       and Trustee


s/ William A. Talmage              Executive Vice President,      March 29, 1995
----------------------------         Chief Operating Officer      --------------
William A. Talmage                   and Trustee



s/ Chester R. MacPhee, Jr.         Trustee                        March 29, 1995
----------------------------                                      --------------
Chester R. MacPhee, Jr.


s/ Reginald B. Oliver              Trustee                        March 29, 1995
----------------------------                                      --------------
Reginald B. Oliver


s/ James L. Stell                  Trustee                        March 29, 1995
----------------------------                                      --------------
James L. Stell



s/ John R. Beckett                 Trustee                        March 29, 1995
----------------------------                                      --------------
John R. Beckett