Form 10-Q
period 1995-03-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1995-05-10
CIK 106135

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1995                 Commission File No. 0-2809


                      WESTERN INVESTMENT REAL ESTATE TRUST
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


        California                                        94-6100058
- -----------------------------                  --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


3450 California Street, San Francisco, CA                    94118
- ------------------------------------------     --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number,
including area code                                    (415) 929-0211
                                               --------------------------------


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



               Shares of Beneficial Interest, No Par Value - 16,758,603

                        WESTERN INVESTMENT REAL ESTATE TRUST


                                   INDEX TO 10-Q



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

         Balance Sheets - March 31, 1995 (unaudited) and December 31, 1994    3

         Statements of Income - Three months ended March 31, 1995 and
           1994 (unaudited)                                                   4

         Statements of Shareholders' Equity - Three months ended
           March 31, 1995 (unaudited) and year ended December 31, 1994        5

         Statements of Cash Flows - Three months ended March 31, 1995
           and 1994 (unaudited)                                               6

         Notes to Financial Statements (unaudited)                         7-10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            11-12



PART II. OTHER INFORMATION                                                   13



SIGNATURE                                                                    14

                         PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements


                      WESTERN INVESTMENT REAL ESTATE TRUST

                                  Balance Sheets

                                                       (Unaudited)
ASSETS                                                  March 31,      December 31,
                                                          1995             1994
                                                       ---------------------------
                                                              (In thousands)
Real estate investments:
     Real estate owned................................   $392,952         $389,094
     Less accumulated depreciation and amortization...    (53,371)         (50,802)
                                                         ---------        --------
           Net real estate investments................    339,581          338,292

Cash and cash equivalents.............................        599              648
Deferred long-term debt issuance costs, net...........      2,733            2,794
Accounts receivable and other assets..................      5,176            5,438
                                                         --------         --------
                                                         $348,089         $347,172
                                                         --------         --------
                                                         --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit...................................     27,050           23,645
Convertible debentures................................     65,599           65,731
Senior notes, net.....................................     49,871           49,868
Real estate loan payable..............................      1,346            1,362
                                                         --------         --------
                                                          143,866          140,606



Interest payable......................................        492            1,497
Prepaid rents and security deposits...................      1,790            1,272
Other liabilities.....................................      1,490            1,113
                                                         --------         --------
   Total liabilities..................................    147,638          144,488



Shareholders' equity:
     Shares of beneficial interest, no par value,
          unlimited share authorization.
          Issued and outstanding:
          March 31, 1995 - 16,758,603 shares;
          December 31, 1994 - 16,734,532 shares......     237,634          237,341
     Accumulated dividends in excess of net income...     (37,183)         (34,657)
                                                         --------         --------

Commitments and contingencies (notes E and F)
Total shareholders' equity...........................     200,451          202,684
                                                         --------         --------
                                                         $348,089         $347,172
                                                         --------         --------
                                                         --------         --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                               Statements of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                      1995              1994
                                          ---------------------------------------------
                                         (In thousands, except share and per share data)
REVENUES:
     Minimum rents..............................   $    8,982        $    8,065
     Percentage rents...........................          138               156
     Recoveries from tenants....................        1,183               819
     Other income...............................          187               465
                                                   ----------        ----------
Total revenues..................................       10,490             9,505
                                                   ----------        ----------

EXPENSES:
     Interest...................................        2,899             2,073
     Property operating costs...................        1,611             1,282
     Depreciation and amortization..............        2,681             2,271
     Other operating expenses...................          706               695
     General and administrative.................          432               405
                                                   ----------        ----------
Total expenses..................................        8,329             6,726
                                                   ----------        ----------

     Income from operations.....................        2,161             2,779
                                                   ----------        ----------

Gain on sale of real estate investment..........           --             3,629
                                                   ----------        ----------

     Net income.................................   $    2,161        $    6,408
                                                   ----------        ----------
                                                   ----------        ----------

Per share data:

        Income from operations..................   $    0.129        $    0.167
                                                   ----------        ----------

        Gain on sale of real estate investment..   $       --        $    0.218
                                                   ----------        ----------

        Net income..............................   $    0.129        $    0.385
                                                   ----------        ----------
        Cash dividends paid.....................   $     0.28        $     0.28
                                                   ----------        ----------

Weighted average number of shares outstanding..    16,742,965        16,648,662
                                                   ----------        ----------
                                                   ----------        ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          WESTERN INVESTMENT REAL ESTATE TRUST

                           Statements of Shareholders' Equity


                    Three Months Ended March 31, 1995 (Unaudited) and
                              Year Ended December 31, 1994
                            (In thousands, except share data)


                                                                                   Accumulated
                                                                Shares of           Dividends         Total
                                                           Beneficial Interest      in Excess         Share-
                                                           -------------------        of Net          holders'
                                                          Number         Amount       Income           Equity
                                                       ----------------------------------------------------------
Balance, January 1, 1994..........................     16,645,791       $236,178     $(31,240)       $204,938
Net proceeds from issuance of shares..............         63,740            834           --             834
Debenture redemptions.............................         25,001            329           --             329
Net income........................................             --             --       15,266          15,266
Cash dividends paid...............................             --             --      (18,683)        (18,683)
                                                       ----------       --------     --------        --------
Balance, December 31, 1994........................     16,734,532        237,341      (34,657)        202,684



Net proceeds from issuance of shares..............         13,577            166           --             166
Debenture redemptions.............................         10,494            127           --             127
Net income........................................             --             --        2,161           2,161
Cash dividends paid...............................             --             --       (4,687)         (4,687)
                                                       ----------       --------     --------        --------

BALANCE, MARCH 31, 1995                                16 758,603       $237,634     $(37,183)       $200,451
                                                       ----------       --------     --------        --------
                                                       ----------       --------     --------        --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Cash Flows
                                    (Unaudited)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                                1995           1994
                                                                            ---------------------------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income........................................................     $  2,161       $  6,408
     Adjustments to reconcile net income to net cash
          provided by operating activities:............................
        Depreciation and amortization..................................        2,681          2,271
        Amortization of deferred debt issuance costs...................          100             49
        Gain on sale of real estate investment.........................           --         (3,629)
        Decrease in accounts receivable and other assets...............          356             91
        Increase in deferred rent receivable...........................         (174)          (138)
        (Decrease) increase in interest payable........................       (1,005)           492
        Increase in prepaid rents and security deposits
          and other liabilities........................................          895            529
                                                                            --------       --------
        Net cash provided by operating activities......................        5,014          6,073
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of real estate investment......................           --         12,398
     Acquisition of real estate investment.............................       (3,005)            --
     Improvements of real estate investments...........................         (982)          (388)
     Recovery of investment in direct financing leases.................           56             49
                                                                            --------       --------
         Net cash (used in) provided by investing activities...........       (3,931)        12,059
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line of credit...................................       11,700          7,900
     Principal payments on bank line of credit.........................       (8,295)       (41,144)
     Principal payments on real estate loan payable....................          (16)           (18)
     Net proceeds from issuance of shares..............................          166            242
     Proceeds from senior notes offering...............................           --         49,855
     Senior notes issuance costs.......................................           --           (390)
     Cash dividends paid...............................................       (4,687)        (4,661)
                                                                            --------       ---------
        Net cash (used in) provided by financing activities............       (1,132)        11,784
                                                                            --------       --------

        Net (decrease) increase in cash and cash equivalents...........          (49)        29,916

Cash and cash equivalents, at the beginning of the period..............     $    648       $    328
                                                                            --------       --------
                                                                            --------       --------

Cash and cash equivalents, at the end of the period                         $    599       $ 30,244
                                                                            --------       --------
                                                                            --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
     INFORMATION:
     Cash paid during the year for interest............................     $  3,804       $  3,417
                                                                            --------       --------
                                                                            --------       --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        WESTERN INVESTMENT REAL ESTATE TRUST

                            Notes to Financial Statements

                                  March 31, 1995
                                    (Unaudited)

Note A:   BASIS OF PRESENTATION

The financial statements included in this report have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

Note B:   PROPERTY ACQUISITION

On February 16, 1995, the Trust acquired a Nob Hill Foods Store with a gross leasable area of 33,033 square feet for $3.1 million. Nob Hill General Store, Inc. signed a 25-year lease for this property, located in Newman, California.

During the quarter ended March 31, 1995, the Trust received $58,000 of guaranteed lease payments relating to properties acquired in 1994. In accordance with EITF 85-27 and EITF 84-37, the Trust has treated these payments as a reduction of the property basis.

At March 31, 1995, the Trust owned 62 income producing properties, totaling 4.75 million gross leasable square feet.

Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with improvement and rental of real estate investments. Capitalized costs include third party leasing commissions, tenant improvements and common area improvements. For the three months ended March 31, 1995, the Trust capitalized $982,000 of such expenditures. This amount is comprised of $209,000 of "Build to Suit" capital improvements; $17,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $663,000 of capitalized costs incurred in connection with previously leased space; and $93,000 of capitalized costs which relate to improvements to common areas.

The Trust's in-house leasing department costs, including related legal and accounting costs, are expensed as incurred.

Leasing Commissions and Tenant Improvements capitalized during the three months ended March 31, 1995, were comprised of the following:


Property Type                                 New Leases                  Renewed Leases
- ----------------------------------------------------------------------------------------------------
                                       Aggregate     Per square      Aggregate     Per Square
                                        Amount          Foot          Amount          Foot
                                        ------          ----          ------          ----
Shopping             Leasing
Centers &            Commissions       $ 73,895        $0.99         $  -0-           $  -0-
Retail Properties
                     Tenant
                     Improvements       185,068         2.47            -0-              -0-

Industrial           Tenant
                     Improvements         -0-           -0-           242,687(1)       15.48
                                       --------        -----         --------         ------

Total                Leasing
                     Commissions       $ 73,895        $0.99         $  -0-           $  -0-
                                       --------        -----         --------         ------
                                       --------        -----         --------         ------


                     Tenant
                     Improvements      $185,068        $2.47         $242,687         $15.48
                                       --------        -----         --------         ------
                                       --------        -----         --------         ------


(1)  Relates to renewal and expansion of our Colorado property leased to Merchants Trucking.
     Expansion increases gross leasable area by 4,620 square feet.


Note D:   DEFERRED RENTAL RECEIVABLE

In compliance with FASB 13, the Trust has recognized deferred rental receivable in the amounts of $174,000 and $138,000 for the quarter ended March 31, 1995 and 1994, respectively.

Note E:   BANK LINE OF CREDIT

On May 31, 1994, the Trust obtained a two-year unsecured $60 million line of credit. The interest rate was the London Interbank Offered Rate (LIBOR) plus 2.0% or the participating banks' reference rate, at the Trust's election. In addition, the Trust pays an annual fee of $140,000.

In March 1995, the Trust successfully negotiated a reduction of the margin over LIBOR on its unsecured bank line of credit. The amended $60 million credit facility now provides for an interest rate of LIBOR plus 1.6%, compared to the previous rate of LIBOR plus 2.0%.

At March 31, 1995, the Trust had an outstanding balance of $27,050,000 under the $60 million bank line of credit.

Note F:   CONVERTIBLE DEBENTURES

During the quarter ended March 31, 1995, $132,000 of the Trust's convertible debentures were redeemed in accordance with the limited mandatory redemption provisions of the convertible debentures. The Trust elected to exchange these debentures for 10,494 shares of beneficial interest. Net of the convertible debentures deferred issuance costs of $5,000, shareholders' equity increased by $127,000 as a result of the redemption.

Note G:   DIVIDEND REINVESTMENT PLAN

In accordance with the Trust's Dividend Reinvestment Plan, the Trust received $166,000 and issued 13,577 shares of beneficial interest during the quarter ended March 31, 1995 and received $242,000 and issued 17,224 shares of beneficial interest during the quarter ended March 31, 1994.

Note H:   FUNDS FROM OPERATIONS

In 1991, the National Association of Real Estate Investment Trusts (NAREIT) adopted a definition of Funds From Operations (FFO) in order to promote an industry-wide standard measure of REIT operating performance. The 1991 definition is as follows: "FUNDS FROM OPERATIONS means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis."

In accordance with the 1991 definition, Western calculates FFO for the three months ended March 31, 1995 and 1994, respectively, as follows:


                                                      Three months     Three months
                                                         ended            ended
                                                     March 31, 1995   March 31, 1994
                                                     --------------   --------------
Net income                                               $  2,161        $  6,408
Less: Gain on sale of real estate investment                   --          (3,629)
Plus: Real property depreciation                            2,428           2,069
      Amortization of tenant improvements costs               142             108
      Amortization of leasing commissions costs                69              53
      Personal property depreciation                           42              41
      Amortization of deferred debt issuance costs            100              49
                                                         --------        --------
Funds From Operations                                    $  4,942        $  5,099
                                                         --------        --------
                                                         --------        --------


Note I:   RECENT DEVELOPMENTS

During March 1995, the Trust entered into a lease with Heald Colleges of California for 34,800 square feet at its Milpitas, California office property. This ten-year triple-net lease provides for an annual rent of $375,500. Rental payments are scheduled to commence in the third quarter of 1995.

During April 1995, the Trust entered into a twenty-year triple-net lease with Ernst Home Center for a 46,700 square foot store to be constructed on a parcel of land adjacent to the Trust's Elko Junction Shopping Center in Nevada. The Trust estimates the cost of this improvement to be approximately $3 million and anticipates completion of the store by the end of 1995. The lease provides for an initial annual rent of $359,000.

Overall occupancy for the Trust's 62 properties at March 31, 1995, was 92.7%, a 1% increase from the December 31, 1994 occupancy rate of 91.7%. For the Trust's portfolio of fifty retail properties at March 31, 1995, the occupancy rate was 92.6%. Occupancy for the Trust's ten commercial properties was 93.1% at March 31, 1995. The Trust's two industrial properties remained at 100% occupancy.

Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows provided by operations and other sources available to the Trust will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT requirements. Cash on hand, borrowings under its existing bank line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth. The Trust has only one loan secured by one of its properties. Additionally, the Trust jointly owns one property where the co-owner is obligated under a note that is secured by the property. Any incurrence of additional debt would be subject to limitations imposed by the Indenture executed in connection with the senior notes and the Trust's bank line of credit.

As of March 31, 1995, the Trust had approximately $33 million available under its $60 million bank line of credit. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), could be used to fund acquisitions and other cash requirements. The bank line of credit's interest rate is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. This facility expires May 31, 1996, at which time the Trust intends to renew it.

As of March 31, 1995, the Trust has entered into several new leases which call for approximately $1.5 million in future tenant improvements and leasing commissions. These expenditures will be paid from operating cash flows or borrowings under the line of credit.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED MARCH 31, 1995 AND 1994

Funds From Operations (1991 NAREIT definition) decreased $157,000, or 3%, to $4,942,000 for the three months ended March 31, 1995, from $5,099,000 for the comparable period in 1994. The Trust, along with most industry analysts, considers Funds From Operations to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Minimum rents increased $917,000, or 11%, to $8,982,000 for the three months ended March 31, 1995, from $8,065,000 for the comparable period in 1994. This increase reflects increases achieved from the Trust's seven acquisitions during 1995 and 1994, offset by reduced minimum rents resulting from four 1994 property dispositions.

Other income decreased $278,000 to $187,000 from $465,000. The contributing factors to this decrease were (i) investment income from the senior notes proceeds earned in 1994 prior to the use of these proceeds for several 1994 acquisitions and (ii) mortgage interest income earned on a note retired during the second quarter of 1994.

Interest expense increased $826,000 to $2,899,000 for the quarter ended March 31, 1995, from $2,073,000 for the comparable period in 1994. This 39.8% increase is due to the Trust's increased borrowings to fund property acquisitions and higher interest rates. On February 24, 1994, the Trust issued $50 million of 7 7/8% senior notes due February 15, 2004. Additionally, on May 31, 1994, the Trust obtained a two-year unsecured $60 million bank line of credit (replacing the previous $35 million bank line of credit), which the Trust has drawn upon. For the three months ended March 31, 1995 and 1994, the daily weighted average amount owing to the bank under the line of credit was $22.5 million and $15.8 million, respectively. The weighted average interest rate during these periods was 8.32% and 6.25%, respectively.

Depreciation and amortization expense increased $410,000 to $2,681,000 for the three months ended March 31, 1995, from $2,271,000 for the three months ended March 31, 1994. The increase results from an overall increase in the depreciable basis of the Trust's portfolio of real estate investments due to the net additions made by the Trust since the beginning of 1994.

Income from operations decreased $618,000, or 22% to $2,161,000 or $0.129 per share, from $2,779,000 or $0.167 per share for the first quarter. The major components of this decrease are increased interest and depreciation expense offset, in part, by increased rental revenue.

                          PART   II.  OTHER INFORMATION


ITEMS 1. THROUGH 5. None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits
          (numbered in accordance with Item 601 of Regulation S-K)

          (3) Declaration of Trust, as amended (filed as Exhibit 3.1 to Registration Statement on Form S-3 No. 33-22893 and incorporated herein by reference).

          (4.1) Form of Indenture relating to the 8% Convertible Debentures (filed as Exhibit 4.1 to Registration Statement on Form S-3 No. 33-22893 and incorporated herein by reference).

          (4.2)    Form of Indenture relating to the Senior Notes (filed as
                   Exhibit 4.1 to Registration Statement on Form S-3 No. 33-71270 and incorporated herein by reference).

          (4.3) Form of Senior Notes (filed as Exhibit 4.2 to Registration Statement on Form S-3 No. 33-71270 and incorporated herein by reference).

          (10.1)* Trust's Nonqualified Stock Option Plan (filed as Exhibit 4.2 to Registration Statement on Form S-8 No. 33-22893 and incorporated herein by reference).

          (10.2)* Trust's Trustee Emeritus Plan (filed as an Exhibit to Proxy dated Statement dated March 25, 1986 and incorporated herein by reference).

          (27)     Financial Data Schedule.

  (b)     Reports on Form 8-K.
          None.

_____________

*    Management contract or compensatory plan or arrangement.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WESTERN INVESTMENT REAL ESTATE TRUST
                                          ------------------------------------
                                                     (Registrant)


                                   By:             s/Dennis D. Ryan
                                      -----------------------------------------
                                                    Dennis D. Ryan
                                                    Vice President,
                                                Chief Financial Officer
                                                      and Trustee



Dated:    May 10, 1995
        ----------------------