Form 10-Q
period 1995-06-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1995-08-08
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1995                   Commission File No. 0-2809



                      WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


            California                                 94-6100058
------------------------------------------     ---------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


 3450 California Street, San Francisco, CA                94118
------------------------------------------     ---------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number,
including area code                                  (415) 929-0211
                                               ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X                    No
                        -------                   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.


            Shares of Beneficial Interest, No Par Value - 16,945,151

                      WESTERN INVESTMENT REAL ESTATE TRUST


                                  INDEX TO 10-Q



PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 and December 31, 1994 (unaudited)   3

          Statements of Income - Three and six months ended June 30, 1995
               and 1994 (unaudited)                                          4

          Statements of Shareholders' Equity - Six months ended June 30,
               1995 and year ended December 31, 1994 (unaudited)             5

          Statements of Cash Flows - Six months ended June 30, 1995 and
          1994 (unaudited)                                                   6


          Notes to Financial Statements (unaudited)                        7-9



Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10-12



PART II.  OTHER INFORMATION                                              13-14



SIGNATURE                                                                   14

                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements



                      WESTERN INVESTMENT REAL ESTATE TRUST

                                 Balance Sheets
                                  (Unaudited)



ASSETS                                                      June 30,    December 31,
                                                              1995         1994
                                                          --------------------------
                                                                 (In thousands)
Real estate investments:
     Real estate owned . . . . . . . . . . . . . . . . .    $393,672    $389,094
     Less accumulated depreciation and amortization. . .     (55,955)    (50,802)
                                                            --------    --------
          Net real estate investments. . . . . . . . . .     337,717     338,292

Cash and cash equivalents. . . . . . . . . . . . . . . .         562         648
Deferred long-term debt issuance costs, net. . . . . . .       2,612       2,794
Accounts receivable and other assets . . . . . . . . . .       5,187       5,438
                                                            --------    --------
                                                            $346,078    $347,172
                                                            --------    --------
                                                            --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . . .      27,000      23,645
Convertible debentures . . . . . . . . . . . . . . . . .      63,614      65,731
Senior notes, net. . . . . . . . . . . . . . . . . . . .      49,875      49,868
Real estate loan payable . . . . . . . . . . . . . . . .       1,329       1,362
                                                            --------    --------
                                                             141,818     140,606


Interest payable . . . . . . . . . . . . . . . . . . . .       1,477       1,497
Prepaid rents and security deposits. . . . . . . . . . .       1,317       1,272
Other liabilities. . . . . . . . . . . . . . . . . . . .       1,191       1,113
                                                            --------    --------
     Total liabilities . . . . . . . . . . . . . . . . .     145,803     144,488
                                                            --------    --------




Shareholders' equity:
     Shares of beneficial interest, no par value,
          unlimited share authorization.
          Issued and outstanding:
          June 30, 1995 -  16,945,151 shares;
          December 31, 1994 - 16,734,532 shares. . . . .     239,723     237,341
     Accumulated dividends in excess of net income . . .     (39,448)    (34,657)
                                                            --------    --------

     Commitments and contingencies (note E)
     Total shareholders' equity. . . . . . . . . . . . .     200,275     202,684
                                                            --------    --------
                                                            $346,078    $347,172
                                                            --------    --------
                                                            --------    --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Income
                                  (Unaudited)


                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                                 --------                     --------
                                                            1995         1994            1995         1994
                                                        --------------------------------------------------------
                                                             (In thousands, except share and per share data)
REVENUES:
     Minimum rents . . . . . . . . . . . . . . . . . .   $     9,396   $     8,051   $    18,376   $    16,115
     Percentage rents. . . . . . . . . . . . . . . . .           128           114           266           270
     Recoveries from tenants . . . . . . . . . . . . .         1,973         1,572         3,156         2,391
     Other income. . . . . . . . . . . . . . . . . . .            92         1,146           281         1,613
                                                         -----------   -----------   -----------   -----------
Total revenues . . . . . . . . . . . . . . . . . . . .        11,589        10,883        22,079        20,389
                                                         -----------   -----------   -----------   -----------

EXPENSES:
     Interest. . . . . . . . . . . . . . . . . . . . .         2,924         2,455         5,823         4,528
     Property operating costs. . . . . . . . . . . . .         2,336         1,856         3,947         3,138
     Depreciation and amortization . . . . . . . . . .         2,715         2,337         5,396         4,608
     Other operating expenses. . . . . . . . . . . . .           711           672         1,417         1,368
     General and administrative. . . . . . . . . . . .           473           412           905           817
                                                         -----------   -----------   -----------   -----------
Total expenses . . . . . . . . . . . . . . . . . . . .         9,159         7,732        17,488        14,459
                                                         -----------   -----------   -----------   -----------

     Income from operations. . . . . . . . . . . . . .         2,430         3,151         4,591         5,930
                                                         -----------   -----------   -----------   -----------

Gains on sales of real estate investments. . . . . . .            --         1,749            --         5,378
                                                         -----------   -----------   -----------   -----------


     Net income. . . . . . . . . . . . . . . . . . . .   $     2,430   $     4,900   $     4,591   $    11,308
                                                         -----------   -----------   -----------   -----------
                                                         -----------   -----------   -----------   -----------

Per share data:

     Income from operations. . . . . . . . . . . . . .   $     0.145   $     0.189   $     0.274   $     0.356
                                                         -----------   -----------   -----------   -----------

     Gains on sales of real estate investments . . . .   $        --   $     0.105   $        --   $     0.323
                                                         -----------   -----------   -----------   -----------

     Net income. . . . . . . . . . . . . . . . . . . .   $     0.145   $     0.294   $     0.274   $     0.679
                                                         -----------   -----------   -----------   -----------
                                                         -----------   -----------   -----------   -----------

     Cash dividends paid . . . . . . . . . . . . . . .   $      0.28   $      0.28   $      0.56   $      0.56
                                                         -----------   -----------   -----------   -----------
                                                         -----------   -----------   -----------   -----------

Weighted average number of shares outstanding. . . . .    16,771,742    16,667,946    16,757,419    16,657,029
                                                         -----------   -----------   -----------   -----------
                                                         -----------   -----------   -----------   -----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity


                       Six Months Ended June 30, 1995 and
                          Year Ended December 31, 1994
                                  (Unaudited)
                       (In thousands, except share data)




                                                                                     Accumulated
                                                                 Shares of            Dividends         Total
                                                             Beneficial Interest      in Excess         Share-
                                                             -------------------        of Net         holders'
                                                            Number          Amount      Income          Equity
                                                        ---------------------------------------------------------



Balance, January 1, 1994 . . . . . . . . . . . . . . .    16,645,791      $236,178      $(31,240)     $204,938
Net proceeds from issuance of shares . . . . . . . . .        63,740           834            --           834
Debenture redemptions. . . . . . . . . . . . . . . . .        25,001           329            --           329
Net income . . . . . . . . . . . . . . . . . . . . . .            --            --        15,266        15,266
Cash dividends paid. . . . . . . . . . . . . . . . . .            --            --       (18,683)      (18,683)
                                                          ----------      --------      --------      --------
Balance, December 31, 1994 . . . . . . . . . . . . . .    16,734,532       237,341       (34,657)      202,684

Net proceeds from issuance of shares . . . . . . . . .        28,048           335            --           335
Debenture redemptions. . . . . . . . . . . . . . . . .       182,571         2,047            --         2,047
Net income . . . . . . . . . . . . . . . . . . . . . .            --            --         4,591         4,591
Cash dividends paid. . . . . . . . . . . . . . . . . .            --            --        (9,382)       (9,382)
                                                          ----------      --------      --------      --------

BALANCE, JUNE 30, 1995 . . . . . . . . . . . . . . . .    16,945,151      $239,723      $(39,448)     $200,275
                                                          ----------      --------      --------      --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                            Statements of Cash Flows
                                  (Unaudited)


                                                                  Six Months Ended
                                                                       June 30,
                                                                   1995        1994
                                                                ------------------------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . .    $  4,591       $ 11,308
     Adjustments to reconcile net income to net cash
             provided by operating activities: . . . . . . .
          Depreciation and amortization                            5,396          4,608
          Amortization of deferred debt issuance costs . . .         198            113
          Gains on sales of real estate investments. . . . .          --         (5,378)
          Decrease (increase) in accounts receivable
             and other assets. . . . . . . . . . . . . . . .         570           (338)
          Increase in deferred rent receivable . . . . . . .        (493)          (276)
          (Decrease) increase in interest payable. . . . . .         (20)         1,476
          Increase (decrease) in prepaid rents, security
             deposits and other liabilities. . . . . . . . .         123            (83)
                                                                --------       --------
          Net cash provided by operating activities. . . . .      10,365         11,430
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments. . . . .          --         19,487
     Acquisitions of real estate investments . . . . . . . .      (3,357)       (48,850)
     Improvements of real estate investments . . . . . . . .      (1,483)        (1,292)
     Recovery of investments in direct financing leases. . .         114             99
     Proceeds from payoff of mortgage loan . . . . . . . . .           -          2,809
                                                                --------       --------
          Net cash used in investing activities. . . . . . .      (4,726)       (27,747)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line of credit . . . . . . . . . . . .      20,200         25,706
     Principal payments on bank line of credit . . . . . . .     (16,845)       (49,444)
     Principal payments on real estate loan payable. . . . .         (33)           (36)
     Net proceeds from issuance of shares. . . . . . . . . .         335            442
     Proceeds from senior notes offering . . . . . . . . . .          --         49,855
     Senior notes issuance costs . . . . . . . . . . . . . .          --           (509)
     Cash dividends paid . . . . . . . . . . . . . . . . . .      (9,382)        (9,326)
                                                                --------       --------
          Net cash (used in) provided by financing
              activities . . . . . . . . . . . . . . . . . .      (5,725)        16,688
                                                                --------       --------

          Net (decrease) increase in cash and cash
               equivalents . . . . . . . . . . . . . . . . .         (86)           371

Cash and cash equivalents, at the beginning of the period. .    $    648       $    328
                                                                --------       --------
                                                                --------       --------

Cash and cash equivalents, at the end of the period. . . . .    $    562       $    699
                                                                --------       --------
                                                                --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest. . . . . . . . .    $  5,646       $  2,885
                                                                --------       --------
                                                                --------       --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                                  June 30, 1995
                                   (Unaudited)

Note A:   BASIS OF PRESENTATION

The financial statements included in this report have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. Amounts presented in this report for 1994 are taken from the Trust's audited financial statements included in its 1994 annual report on Form 10-K or its unaudited financial statements included in its June 30, 1994 Form 10-Q.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

Note B:   PROPERTY ACQUISITION AND DISPOSITIONS

During June, 1995, the Trust acquired an undeveloped pad adjacent to its Plaza 580 Shopping Center for $403,000. The Trust has commenced the development process of building 5,600 square feet of gross leasable area on the pad and is engaged in negotiations with prospective tenants for the space.

During May, 1995, the Trust entered into an agreement to sell a 54,917 square foot undeveloped portion of its Elko Phase II property for $165,000. The Trust anticipates completing the sale during August, 1995. The sales proceeds are planned to be used to acquire a property pursuant to a tax-deferred exchange.

During the quarter ended June 30, 1995, the Trust received $58,000 of guaranteed lease payments relating to properties acquired in 1994. The Trust has treated these payments as a reduction of the property basis.

At June 30, 1995, the Trust owned 62 income producing properties, totaling 4.8 million gross leasable square feet.

Overall occupancy for the Trust's 62 properties at June 30, 1995, was 93.1%, an increase from the December 31, 1994 occupancy rate of 91.7% and from the June 30, 1994 occupancy rate of 91.1%. For the Trust's portfolio of fifty retail properties at June 30, 1995, the occupancy rate was 92.9%. Occupancy for the Trust's ten commercial properties was 93.1% at June 30, 1995. The Trust's two industrial properties remained at 100% occupancy.

Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with improvement and rental of real estate investments. Capitalized costs include third party leasing commissions, tenant improvements and common area improvements. For the three months ended June 30, 1995, the Trust capitalized $501,000 of such expenditures. This amount is comprised of $72,000 of "build to suit" capital improvements; $15,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $368,000 of capitalized costs incurred in connection with previously leased space; and $46,000 of capitalized costs which relate to improvements to common areas.

The Trust's in-house leasing department costs, including related legal and accounting costs, are expensed as incurred.

Leasing commissions and tenant improvements capitalized during the three months ended June 30, 1995, were comprised of the following:

Property Type                           New Leases                Renewed Leases
---------------------------------------------------------------------------------------
                                  Aggregate   Per square      Aggregate   Per square
                                    Amount      Foot            Amount      Foot
                                    ------      ----            ------      ----
Shopping            Leasing
Centers &           Commissions   $102,088     $1.67          $  -0-       $  -0-
Retail Properties
                    Tenant
                    Improvements   148,989      2.44             -0-          -0-

Commercial          Leasing
                    Commissions     71,703      1.69             -0-          -0-


Total               Leasing
                    Commissions   $173,791     $1.68          $  -0-       $  -0-

                    Tenant
                    Improvements  $148,989     $2.44          $  -0-       $  -0-



Note D:   DEFERRED RENTAL RECEIVABLE

In compliance with FASB 13, the Trust has recognized deferred rental receivable in the amounts of $319,000 and $138,000 for the quarter ended June 30, 1995 and 1994, respectively.

Note E:   CONVERTIBLE DEBENTURES

During the quarter ended June 30, 1995, $1,985,000 of the Trust's convertible debentures were redeemed in accordance with the limited mandatory redemption provisions of the convertible debentures. The Trust elected to exchange these debentures for 172,077 shares of beneficial interest. Net of the convertible debentures deferred issuance costs of $66,000, shareholders' equity increased by $1,919,000 as a result of the redemptions.

Note F:   DIVIDEND REINVESTMENT PLAN

In accordance with the Trust's Dividend Reinvestment Plan, the Trust received $169,000 and issued 14,471 shares of beneficial interest during the quarter ended June 30, 1995 and received $200,000 and issued 14,287 shares of beneficial interest during the quarter ended June 30, 1994.

Note G:   FUNDS FROM OPERATIONS

In 1991, the National Association of Real Estate Investment Trusts (NAREIT) adopted a definition of Funds From Operations (FFO) in order to promote an industry-wide standard measure of REIT operating performance. The 1991 definition is as follows: "FUNDS FROM OPERATIONS means net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis."

In accordance with the 1991 definition, Western calculates FFO for the three months ended June 30, 1995 and 1994, respectively, as follows:

                                                     Three months     Three months
                                                        ended            ended
                                                    June 30, 1995    June 30, 1994
                                                    -------------    -------------
Net income                                          $    2,430       $    4,900
Less: Gain on sale of real estate investment                --           (1,749)
Plus: Real property depreciation                         2,444            2,138
      Amortization of tenant improvements costs            140              106
      Amortization of leasing commissions costs             96               51
      Personal property depreciation                        35               42
      Amortization of deferred debt issuance costs          98               64
                                                     ---------        ---------
Funds From Operations                               $    5,243       $    5,552
                                                    ----------       ----------
                                                    ----------       ----------

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows provided by operations and other sources available to the Trust will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT requirements. Cash on hand, borrowings under its existing bank line of credit, as well as other debt and equity alternatives, are expected to provide the necessary funds to achieve future growth. The Trust has only one loan secured by one of its properties. Any incurrence of additional debt would be subject to limitations imposed by the Indenture executed in connection with the senior notes and the Trust's bank line of credit. Additionally, the Trust jointly owns one property where the co-owner is obligated under a note that is secured by the property.

As of June 30, 1995, the Trust had approximately $33 million available under its $60 million bank line of credit. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), could be used to fund acquisitions and other cash requirements. The bank line of credit's interest rate is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. This facility expires May 31, 1996, at which time the Trust intends to renew it.

As of June 30, 1995, the Trust has entered into several new leases which call for approximately $5.4 million in future costs associated with build to suit leases, tenant improvements and leasing commissions. These expenditures will be paid from operating cash flows and borrowings under the bank line of credit.
Two of these leases will expand the Trust's gross leasable area by 53,900 square feet.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED JUNE 30, 1995 AND 1994

Funds From Operations (1991 NAREIT definition) decreased $309,000, or 6%, to $5,243,000 for the three months ended June 30, 1995, from $5,552,000 for the comparable period in 1994. As described below, this decrease is primarily due to reduced other income and increased interest expense offset, in part, by increased rental revenue. The Trust, along with most industry analysts, considers Funds From Operations to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Minimum rents increased $1,345,000, or 17%, to $9,396,000 for the three months ended June 30, 1995, from $8,051,000 for the comparable period in 1994. This increase primarily reflects increases achieved from the Trust's seven acquisitions during 1995 and 1994, partially offset by the 1994 dispositions.

Recoveries from tenants increased $401,000, or 26%, to $1,973,000 for the quarter ended June 30, 1995, from $1,572,000 for the comparable period in 1994. This increase primarily results from the Trust's 1995 and 1994 acquisitions.

Other income decreased $1,054,000 to $92,000 from $1,146,000. The contributing factors to this decrease were (i) a $600,000 lease termination fee recorded in the quarter ended June 30, 1994, in consideration for the early termination of a lease in connection with the shopping center in Red Bluff, California and (ii) investment income earned in 1994 from the senior notes proceeds prior to the use of these proceeds for several 1994 acquisitions.

Interest expense increased $469,000 to $2,924,000 for the quarter ended June 30, 1995, from $2,455,000 for the comparable period in 1994. This 19% increase is primarily due to the increase in the Trust's bank line of credit borrowings to partially fund property acquisitions. For the quarter ended June 30, 1994, the Trust had no outstanding balance on its bank line of credit for sixty-two (62) days. For the three months ended June 30, 1995 and 1994, the daily weighted average amount owing to the bank under the line of credit was $24.3 million and $2.5 million, respectively. The weighted average interest rate during these periods was 8.22% and 6.71%, respectively.

Property operating costs increased $480,000, or 26%, to $2,336,000 for the quarter ended June 30, 1995, from $1,856,000 for the comparable period in 1994. This increase primarily is due to the Trust's acquisitions in 1994 and 1995.

Depreciation and amortization expense increased $378,000 to $2,715,000 for the three months ended June 30, 1995, from $2,337,000 for the three months ended June 30, 1994. The increase results from an overall increase in the depreciable basis of the Trust's portfolio of real estate investments due to the additions made by the Trust since the beginning of 1994, net of dispositions.

Income from operations decreased $721,000, or 23% to $2,430,000 or $0.145 per share, from $3,151,000 or $0.189 per share for the second quarter of 1994. The major components of this decrease are decreased other income, increased interest and depreciation expense offset, in part, by increased rental revenue.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Funds From Operations (1991 NAREIT definition) decreased $466,000 to $10,185,000. This is a 4% decrease from $10,651,000 earned in the comparable period of 1994. As described below, this decrease is primarily due to reduced other income and increased interest expense, partially offset by increased minimum rents.

Minimum rents for the six months ended June 30, 1995, were $18.4 million, a $2.3 million increase from the same period in 1994. This 14% increase is generally due to increases achieved from the Trust's seven acquisitions during 1995 and 1994, partially offset by the five dispositions in 1994.

Recoveries from tenants increased $765,000, or 32%, to $3.2 million for the six months ended June 30, 1995, from $2.4 million for the comparable period in 1994. This increase primarily results from the Trust's 1995 and 1994 acquisitions.

Other income for the six months ended June 30, 1995, was $281,000, a $1.3 million decrease from the comparable period in 1994. The contributing factors to this decrease were (i) a $600,000 lease termination fee recorded in 1994 (ii) investment income earned in 1994 from the senior notes proceeds prior to the use of these proceeds for several 1994 acquisitions and (iii) mortgage interest income earned on a note retired during the second quarter of 1994.

Interest expense increased $1.3 million to $5.8 million for the six months ended June 30, 1995. This 29% increase over the 1994 amount of $4.5 million for the same period primarily results from increased borrowings on the Trust's bank line of credit, and the senior note interest for a full six months in 1995 compared to 4 1/2 months of 1994.

Property operating costs were $3.9 million during the six months ended June 30, 1995. This is a $809,000, or 26%, increase over the same period in 1994 of $3.1 million. As in the Trust's increase in Recoveries from tenants, this increase results primarily from the Trust's recent acquisitions.

Depreciation and amortization expense increased $788,000 to $5.4 million for the six months ended June 30, 1995, from $4.6 million for the six months ended June 30, 1994. The increase results from an overall increase in the depreciable basis of the Trust's portfolio of real estate investments due to additions made by the Trust since the beginning of 1994, net of dispositions..

Income from operations was $4.6 million, or $0.274 per share, for the six months ended June 30, 1995, a $1.3 million decrease from the comparable 1994 figure of $5.9 million, or $0.356 per share. The primary reasons for this decrease are decreased other income, increased interest and depreciation expense, partially offset by increased minimum rents.

                          PART   II.  OTHER INFORMATION


ITEMS 1. THROUGH 3.   None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the regular Annual Meeting of Shareholders of Western Investment Real Estate Trust, held on May 11, 1995, the following were submitted to a vote of security holders:

          (a) The election of the following trustees to serve for a term of three years expiring at the conclusion of the 1998 annual meeting of shareholders: John R. Beckett and Dennis D. Ryan.

               John R. Beckett: APPROVED - 15,208,738 shares were voted in favor and 253,896 shares abstained from voting.

               Dennis D. Ryan: APPROVED - 15,139,249 shares were voted in favor and 323,385 shares abstained from voting.

          (b) Ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accountants, as the Trust's auditors for the year ending December 31, 1995.

               APPROVED - 15,278,641 shares were voted in favor, 43,721 shares were voted against, and 140,272 shares abstained from voting.

ITEM 5.   None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

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

               (10.2)* Trust's Trustee Emeritus Plan (filed as an Exhibit to Proxy Statement dated March 25, 1986 and incorporated herein by reference).

                (27)     Financial Data Schedule

          (b)  Reports on Form 8-K.
               None.



__________

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


                                   WESTERN INVESTMENT REAL ESTATE TRUST
                                              (Registrant)


                                      By:   /s/Dennis D. Ryan
                                         ------------------------------
                                              Dennis D. Ryan

                                          Executive Vice President,
                                          Chief Financial Officer
                                               and Trustee



Dated:   August 7, 1995