Form 10-Q
period 1995-09-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1995-11-08
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended September 30, 1995           Commission File No. 0-2809




                      WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


           California                                             94-6100058
-------------------------------------------         ----------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


 3450 California Street, San Francisco, CA                          94118
-------------------------------------------         ----------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number,
including area code                                            (415) 929-0211
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



               Yes  X                   No
                   ------                   ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.



            Shares of Beneficial Interest, No Par Value - 16,969,012

                      WESTERN INVESTMENT REAL ESTATE TRUST



                                  INDEX TO 10-Q




PART I.   FINANCIAL INFORMATION                                                                     Page
                                                                                                    ----

Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 1995 and December 31, 1994                                   3

          Statements of Income - Three and nine months ended September 30, 1995
              and 1994                                                                                4

          Statements of Shareholders' Equity - Nine months ended September 30,1995
              and year ended December 31, 1994                                                        5

          Statements of Cash Flows - Nine months ended September 30, 1995
              and 1994                                                                                6


          Notes to Financial Statements                                                          7 -  8



Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                  9 - 10



PART II.  OTHER INFORMATION                                                                          11



SIGNATURE                                                                                            12

                         PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements



                      WESTERN INVESTMENT REAL ESTATE TRUST

                                 Balance Sheets
                                   (Unaudited)


ASSETS                                                           September 30,       December 31,
                                                                     1995               1994
                                                                  -------------------------------
                                                                           (In thousands)
Real estate investments:
     Real estate owned....................................           $394,454          $389,094
     Less accumulated depreciation and amortization.......            (58,605)          (50,802)
                                                                     --------          --------
          Net real estate investments.....................            335,849           338,292

Cash and cash equivalents.................................                749               648
Deferred long-term debt issuance costs,net................              2,553             2,794
Accounts receivable and other assets......................              5,768             5,438
                                                                     --------          --------
                                                                     $344,919          $347,172
                                                                     --------          --------
                                                                     --------          --------



LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit.......................................             28,150            23,645
Convertible debentures....................................             63,518            65,731
Senior notes, net.........................................             49,879            49,868
Real estate loan payable..................................              1,311             1,362
                                                                     --------          --------
                                                                      142,858           140,606



Interest payable..........................................                656             1,497
Prepaid rents and security deposits.......................              1,326             1,272
Other liabilities.........................................              1,507             1,113
                                                                      -------          --------
     Total liabilities....................................            146,347           144,488
                                                                     --------          --------



Shareholders' equity:
    Shares of beneficial interest, no par value,
        unlimited share authorization.
        Issued and outstanding:
        September 30, 1995 - 16,969,012 shares;
        December 31, 1994 - 16,734,532 shares.............            239,995           237,341
    Accumulated dividends in excess of net income.........            (41,423)          (34,657)
                                                                     --------          --------

    Commitments and contingencies (note E)

    Total shareholders' equity................................        198,572           202,684
                                                                     --------          --------
                                                                     $344,919          $347,172
                                                                     --------          --------
                                                                     --------          --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST


                              Statements of Income
                                   (Unaudited)


                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                              1995            1994                1995             1994
                                                           -----------------------------------------------------------------
                                                                    (In thousands, except share and per share data)
REVENUES:
     Minimum rents.......................................  $     9,578       $     8,962       $    27,954       $    25,077
     Percentage rents....................................          132               183               398               453
     Recoveries from tenants.............................        1,150             1,296             4,306             3,687
     Other income........................................          129               186               410             1,799
                                                           -----------       -----------       -----------       -----------
Total revenues...........................................       10,989            10,627            33,068            31,016
                                                           -----------       -----------       -----------       -----------


EXPENSES:
     Interest............................................        2,867             2,725             8,690             7,252
     Property operating costs............................        1,575             1,635             5,522             4,774
     Depreciation and amortization.......................        2,747             2,642             8,143             7,250
     Other operating expenses............................          723               734             2,140             2,102
     General and administrative..........................          352               400             1,257             1,217
                                                           -----------       -----------       -----------       -----------
Total expenses...........................................        8,264             8,136            25,752            22,595
                                                           -----------       -----------       -----------       -----------
     Income from operations..............................        2,725             2,491             7,316             8,421
                                                           -----------       -----------       -----------       -----------
Provision for loss on real estate investment                        --               996                --               996
     Income before gains on sales
        of real estate investments                               2,725             1,495             7,316             7,425
                                                           -----------       -----------       -----------       -----------
Gains on sales of real estate investments................           47                70                47             5,448
                                                           -----------       -----------       -----------       -----------
       Net income........................................  $     2,772       $     1,565       $     7,363       $    12,873
                                                           -----------       -----------       -----------       -----------
Per share data:
        Income from operations...........................  $     0.161       $     0.149       $     0.435       $     0.505
                                                           -----------       -----------       -----------       -----------
        Income before gains on sales of
          real estate investments investments............  $     0.161       $     0.090       $     0.435       $     0.445
                                                           -----------       -----------       -----------       -----------
        Net income.......................................  $     0.164       $     0.094       $     0.438       $     0.772
                                                           -----------       -----------       -----------       -----------
        Cash dividends paid..............................  $      0.28       $      0.28       $      0.84       $      0.84
                                                           -----------       -----------       -----------       -----------
Weighted average number of shares
      outstanding........................................   16,955,262        16,697,659        16,824,070        16,670,568
                                                           -----------       -----------       -----------       -----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity


                    Nine Months Ended September 30, 1995 and
                          Year Ended December 31, 1994
                                   (Unaudited)
                        (In thousands, except share data)




                                                                 Shares of                  Accumulated
                                                             Beneficial Interest              Dividends            Total
                                                        -----------------------------         in Excess        Shareholders'
                                                           Number              Amount       of Net Income          Equity
                                                        --------------------------------------------------------------------
Balance, January 1, 1994 . . . . . . . . . . . . . . .     16,645,791          $236,178          $(31,240)         $204,938
Net proceeds from issuance of shares . . . . . . . . .         63,740               834                --               834
Debenture redemptions. . . . . . . . . . . . . . . . .         25,001               329                --               329
Net income . . . . . . . . . . . . . . . . . . . . . .             --                --            15,266            15,266
Cash dividends paid. . . . . . . . . . . . . . . . . .             --                --           (18,683)          (18,683)
                                                           ----------          --------          ---------         ---------
Balance, December 31, 1994 . . . . . . . . . . . . . .     16,734,532           237,341           (34,657)          202,684

Net proceeds from issuance of shares . . . . . . . . .         43,575               514                --               514
Debenture redemptions. . . . . . . . . . . . . . . . .        190,905             2,140                --             2,140
Net income . . . . . . . . . . . . . . . . . . . . . .             --                --             7,363             7,363
Cash dividends paid. . . . . . . . . . . . . . . . . .             --                --           (14,129)          (14,129)
                                                           ----------          --------          ---------         ---------
BALANCE, SEPTEMBER 30, 1995. . . . . . . . . . . . . .     16,969,012          $239,995          $(41,423)         $198,572
                                                           ----------          --------          ---------         ---------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST
                             Statement of Cash Flows
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      --------------------------
                                                                         1995             1994
                                                                      ----------       ---------
                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $  7,363       $  12,873
     Adjustments to reconcile net income to net cash
          provided  by operating activities:
          Depreciation and amortization. . . . . . . . . . . . .           8,143          7,250
          Amortization of deferred debt issuance costs . . . . .             294            221
          Gains on sales of real estate investments. . . . . . .             (47)        (5,448)
          Decrease (increase) in accounts receivable
             and other assets. . . . . . . . . . . . . . . . . .             402           (291)
          Increase in deferred rent receivable . . . . . . . . .            (751)          (497)
          Decrease in interest payable . . . . . . . . . . . . .            (841)          (828)
          Increase in prepaid rents, security deposits
             and other liabilities . . . . . . . . . . . . . . .             448          1,042
          Provision for loss on real estate investment                        --            996
                                                                       ---------      ---------
          Net cash provided by operating activities. . . . . . .          15,011         15,318
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments. . . . . . .             168         23,960
     Acquisitions of real estate investments . . . . . . . . . .          (3,312)       (60,185)
     Funds escrowed pending acquisition. . . . . . . . . . . . .            (168)        (4,466)
     Improvements of real estate investments . . . . . . . . . .          (2,611)        (2,174)
     Recovery of investments in direct financing leases. . . . .             174            151
     Proceeds from payoff of mortgage loan . . . . . . . . . . .              --          2,809
                                                                       ---------      ---------
          Net cash used in investing activities  . . . . . . . .          (5,749)       (39,905)
                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line of credit . . . . . . . . . . . . . .          28,950         38,756
     Principal payments on bank line of credit . . . . . . . . .         (24,445)       (49,730)
     Principal payments on real estate loan payable. . . . . . .             (51)           (55)
     Redemption of convertible debentures. . . . . . . . . . . .              --             (4)
     Net proceeds from issuance of shares. . . . . . . . . . . .             514            645
     Proceeds from senior notes offering . . . . . . . . . . . .              --         49,855
     Senior notes issuance costs . . . . . . . . . . . . . . . .              --           (509)
     Cash dividends paid . . . . . . . . . . . . . . . . . . . .         (14,129)       (14,002)
                                                                       ---------      ---------
          Net cash (used in) provided by financing activities. .          (9,161)        24,956
                                                                       ---------      ---------

          Net increase in cash and cash equivalents. . . . . . .             101            369

Cash and cash equivalents, at the beginning of the period. . . .      $      648     $      328
                                                                       ---------      ---------

Cash and cash equivalents, at the end of the period. . . . . . .      $      749     $      697
                                                                       ---------      ---------
                                                                       ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for interest . . . . . . .       $   9,237      $   7,858
                                                                       ---------      ---------
                                                                       ---------      ---------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                               September  30, 1995
                                   (Unaudited)

Note A:   BASIS OF PRESENTATION

The financial statements included in this report have been prepared pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. Amounts presented in this report for 1994 are taken from the Trust's audited financial statements included in its 1994 annual report on Form 10-K or its unaudited financial statements included in its September 30, 1994 Form 10-Q.

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

Note B:   PROPERTY ACQUISITION AND DISPOSITIONS

In August, 1995, the Trust sold, at a gain of $47,000, a 55,000 square foot portion of undeveloped land adjacent to its Elko, Nevada shopping center.

At September 30, 1995, the Trust owned 62 income producing properties, totaling
4.8 million square feet. Overall occupancy for the Trust's 62 properties at September 30, 1995, was 93.3%, an increase from the December 31, 1994 occupancy rate of 91.7% and from the September 30, 1994 occupancy rate of 91.4%. For the Trust's portfolio of fifty retail properties at September 30, 1995, the occupancy rate was 93.1%. Occupancy for the Trust's ten commercial properties was 93.1% at September 30, 1995. The Trust's two industrial properties remained at 100% occupancy.

Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with improvement and rental of real estate investments. Capitalized costs include third party leasing commissions, tenant improvements and common area improvements. For the three months ended September 30, 1995, the Trust capitalized $1,128,000 of such expenditures. This amount is comprised of $181,000 of "build to suit" capital improvements; $134,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $564,000 of capitalized costs incurred in connection with previously leased space; and $249,000 of capitalized costs which relate to improvements to common areas.

The Trust's in-house leasing department costs, including related legal and accounting costs, are expensed as incurred.

Note D:   DEFERRED RENTAL RECEIVABLE

In compliance with FASB 13, the Trust has recognized deferred rental receivable in the amounts of $258,000 and $221,000 for the quarter ended September 30, 1995 and 1994, respectively.

Note E:   CONVERTIBLE DEBENTURES

During the quarter ended September 30, 1995, $96,000 of the Trust's convertible debentures were redeemed in accordance with the limited mandatory redemption provisions of the convertible debentures. The Trust elected to exchange these debentures for 8,334 shares of beneficial interest. Net of the convertible debentures deferred issuance costs of $3,000, shareholders' equity increased by $93,000 as a result of the redemptions.

Note F:   DIVIDEND REINVESTMENT PLAN

In accordance with the Trust's Dividend Reinvestment Plan, the Trust received $179,000 and issued 15,527 shares of beneficial interest during the quarter ended September 30, 1995.

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

In accordance with the 1991 definition, Western calculates FFO for the three months and nine months ended September 30, 1995 and 1994, respectively, as follows:


                                              Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                               1995        1994          1995         1994
                                               ----        ----          ----         ----
                                                            (In thousands)
        Net Income                         $     2,772 $      1,565  $     7,363  $     12,873
 Less:  (Gains) losses on sales of
           of real estate investments              (47)         393          (47)       (4,985)
 Plus:  Real property depreciation               2,473        2,410        7,345         6,617
      Amortization of tenant
           improvement costs                       176          110          458           324
      Amortization of leasing
           commissions costs                        71           79          236           183
      Personal property depreciation                27           43          104           126
      Amortization of deferred
           debt issuance costs                      96          108          294           221
                                           -----------  -----------  -----------  ------------

 Funds from Operations                     $     5,568  $     4,708  $    15,753  $     15,359
                                           -----------  -----------  -----------  ------------
                                           -----------  -----------  -----------  ------------

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

As of September 30, 1995, the Trust had approximately $32 million available under its $60 million bank line of credit. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), could be used to fund acquisitions and other cash requirements. The interest rate on the bank line of credit is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. This facility expires May 31, 1996, and the Trust intends to renew it before the expiration date.


Any incurrence of additional debt would be subject to limitations imposed by the indenture executed in connection with the senior notes and the Trust's bank line of credit.

As of September 30, 1995, the Trust has entered into several new leases which call for approximately $5.7 million in future real estate improvements and leasing commissions. These expenditures will be paid from operating cash flows and borrowings under the bank line of credit. Three of these leases will expand the Trust's gross leasable area by 56,500 square feet.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1995 AND 1994

Funds From Operations (1991 NAREIT definition) increased $860,000, or 18%, to $5,568,000 for the three months ended September 30, 1995, from $4,708,000 for the comparable period in 1994. This increase is primarily due to increased minimum rents and the absence of a third quarter 1994 loss resulting from a provision for environmental costs relating to the Oakland, California property offset in part, by increased interest expense. The Trust, along with most industry analysts, considers Funds From Operations to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Minimum rents increased $616,000, or 7%, to $9,578,000 for the three months ended September 30, 1995, from $8,962,000 for the comparable period in 1994. This increase primarily reflects increases achieved from increased occupancy as well as two acquisitions completed since September 30, 1994, partially offset by the Safeway lease expiration (September 30, 1994) on the Oakland property and the subsequent sale of that property (December 30, 1994).

Income from operations increased $234,000, or 9%, to $2,725,000 or $0.161 per share, from $2,491,000 or $0.149 per share for the third quarter of 1994. The major components of this increase are increased minimum rents offset, in part, by increased interest and depreciation expense.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Funds From Operations (1991 NAREIT definition) increased $394,000 to $15,753,000. This is a 3% increase from $15,359,000 earned in the comparable period of 1994.

Minimum rents for the nine months ended September 30, 1995, were $28 million, a $2.9 million increase from the same period in 1994. This 11% increase is generally due to increases achieved from (i) the Trust's seven acquisitions during 1995 and 1994, partially offset by the five dispositions in 1994 and (ii) occupancy gains during the past year.

Recoveries from tenants increased $619,000, or 17%, to $4.3 million for the nine months ended September 30, 1995, from $3.7 million for the comparable period in 1994. This increase primarily results from the Trust's 1995 and 1994 acquisitions and increases in occupancy.

Other income for the nine months ended September 30, 1995, was $410,000, a $1.4 million decrease from the comparable period in 1994. The contributing factors to this decrease were (i) a $600,000 lease termination fee recorded in 1994 (ii) investment income earned in 1994 from the senior notes net proceeds prior to the use of these proceeds for several 1994 acquisitions and (iii) mortgage interest income earned on a note retired during the second quarter of 1994.

Interest expense increased $1.4 million to $8.7 million for the nine months ended September 30, 1995. This 20% increase over the 1994 amount of $7.3 million primarily results from increased borrowings under the Trust's bank line of credit, and the senior note interest for a full nine months in 1995 compared to 7-1/2 months in 1994.

Property operating costs were $5.5 million during the nine months ended September 30, 1995. This is a $748,000, or 16%, increase over the same period in 1994 of $4.8 million. This increase results primarily from the Trust's 1995 and 1994 acquisitions.

Depreciation and amortization expense increased $893,000 to $8.1 million for the nine months ended September 30, 1995, from $7.3 million for the nine months ended September 30, 1994. The increase results from a net increase in the depreciable basis of the Trust's portfolio of real estate investments due to additions made by the Trust since the beginning of 1994, net of dispositions.

Income from operations was $7.3 million, or $0.435 per share, for the nine months ended September 30, 1995, a $1.1 million decrease from the comparable 1994 figure of $8.4 million, or $0.505 per share. The primary reasons for this decrease are decreased other income, increased property operating costs, increased interest and depreciation expense, partially offset by increased minimum rents and increased recoveries from tenants.

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


                                     WESTERN INVESTMENT REAL ESTATE TRUST
                                                 (Registrant)


                                        By:    /s/ Dennis D. Ryan
                                          --------------------------------
                                                  Dennis D. Ryan
                                             Executive Vice President,
                                              Chief Financial Officer
                                                   and Trustee



Dated:   November 7, 1995