Form 10-K405
period 1995-12-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1996-03-21
CIK 106135

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                          FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACTION OF 1934 [FEE REQUIRED]

                     For the fiscal year ended DECEMBER 31, 1995

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                            Commission File Number  0-2809


                         WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         CALIFORNIA                                             94-6100058
-------------------------------------------               ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 3450 CALIFORNIA STREET, SAN FRANCISCO, CA                         94118
-------------------------------------------               ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (415) 929-0211
                                                          ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
              Title of each class                          on which registered
              -------------------                         ---------------------

         8% CONVERTIBLE DEBENTURES DUE 2008             AMERICAN STOCK EXCHANGE


             Securities registered pursuant to Section 12(g) of the Act:

                   SHARES OF BENEFICIAL INTEREST, WITHOUT PAR VALUE
--------------------------------------------------------------------------------
                                   (Title of class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X         No
                                                 ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by nonaffiliates of the registrant on January 31, 1996, based on the reported closing sales price of the Trust's shares of beneficial interest on the American Stock Exchange on such date, was $185,337,000. (The Trust defines affiliates as those required to report under Section 16 of the Securities Exchange Act of 1934).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Shares of Beneficial Interest, No Par Value - 16,972,496 shares as of January 31, 1996.


                         DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Trust's proxy statement with respect to its 1996 Annual Meeting of Shareholders which will be filed with the Commission regarding the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10, 11 and 12.


                         WESTERN INVESTMENT REAL ESTATE TRUST
                                    INDEX TO 10-K


PART I                                                                     Page
                                                                           ----
Item 1     Business                                                      3 to 9
Item 2     Properties                                                   9 to 13
Item 3     Legal Proceedings                                                 14
Item 4     Submission of Matters to a Vote of Security Holders               14

PART II
Item 5     Market for Registrant's Common Equity and Related
            Stockholder Matters                                              14
Item 6     Selected Financial Data                                           15
Item 7     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        16 to 18
Item 8     Financial Statements                                        19 to 34
           Financial Statement Schedule                                35 to 36
           Additional Information:  1995 Building Improvement and
            Leasing Commission Additions (unaudited)                         37
Item 9     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                             38

PART III
Item 10    Directors and Executive Officers of the Registrant                38
Item 11    Executive Compensation                                            38
Item 12    Security Ownership of Certain Beneficial
            Owners and Management                                            38
Item 13    Certain Relationships and Related Transactions                    38

PART IV
Item 14    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                    39 to 41
           Signatures                                                        42

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

(c) NARRATIVE DESCRIPTION OF BUSINESS.

The Trust, which at December 31, 1995 employed 51 people, is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. At December 31, 1995, the Trust owned 50 retail properties, 10 commercial properties and 2 industrial properties with a combined gross leasable area of 4.8 million square feet.

The Trust has its executive office at 3450 California Street, San Francisco, California, 94118, and can be reached at (415) 929-0211. Additionally, the Trust maintains two regional offices in California.

The Trust's portfolio of 62 properties at December 31, 1995 is summarized as follows:



                                                      Number of         Land       Gross Leasable Area
Property Type                       State             Properties    (Square Feet)     (Square Feet)
-------------                       -----             ----------    -------------  -------------------
Shopping Center and Retail          California           41           15,978,136         3,884,620
                                    Nevada                9            4,062,307           655,702
                                                         --           ----------        ----------
Total Shopping Center and Retail                         50           20,040,443         4,540,322



Commercial                          California           10              634,669           180,587

Industrial                          California            1              274,311            58,022
                                    Colorado              1              162,500            20,300
                                                         --           ----------        ----------
Total Industrial                                          2              436,811            78,322
                                                         --           ----------        ----------
                                           TOTAL         62           21,111,923         4,799,231
                                                         --           ----------        ----------
                                                         --           ----------        ----------



At December 31, 1995, occupancy for each property type is as follows:



         Property Type                           Occupancy Rate (1)
         -------------                           ------------------
         Shopping Center and Retail                   93.8%
         Commercial                                   93.1%
         Industrial                                  100.0%

         Average Occupancy for All Property Types     93.9%

         (1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupancy percentage until: (1) the related lease expires and the tenant is no longer in legal possession, or (2) the related lease is formally terminated and the tenant is no longer in legal possession.



The following table summarizes the composition of the Trust's real estate investments as of December 31, 1995 by type based on amounts invested by the Trust.

                                   PORTFOLIO SUMMARY
                                   DECEMBER 31, 1995


                                        Number of     Amount of
                                       Investments    Investment    Percentage
                                       -----------    ----------    ----------
Shopping Center and Retail                50        $366,361,000       92%
Commercial                                10          26,414,000        7%
Industrial                                 2           3,025,000        1%
                                          --        ------------      ----
                                          62        $395,800,000      100%
                                          --        ------------      ----
                                          --        ------------      ----

The Trust owns 23 unimproved pads located within or adjacent to the property lines of its shopping centers that are available for development and leasing. Additionally, the Trust owns a total of 25 acres of undeveloped land adjacent to its North Hills and Elko Shopping Centers in Nevada.

The weighted average age of the Trust's 62 properties is 12.5 years. The weighted average age of the Trust's commercial, industrial and retail properties is 21.5 years, 15.4 years and 12.05 years, respectively. This calculation is weighted by Gross Leasable Area and is based on the original construction date of the property. As such, construction or renovation occurring subsequent to the original construction date is not reflected in this calculation.

CURRENT ECONOMIC CLIMATE

After a number of false starts in recent years, California's economy has experienced solid improvement. Additionally, many economists believe California's future is brighter. According to the Center for Continuing Study of the California Economy (Palo Alto, California), total personal income rose
7.2 percent during the first half of 1995. This, in conjunction with a 1.8 percent increase in consumer prices, produced the first substantial boost in real spending power since 1990. Some economists believe that California is once again ready to take its place as an engine of growth for the U.S. economy. California's strengths of foreign trade, entertainment and business services are producing gains in jobs, income and spending that will likely continue into 1996 and the decade ahead. While the strength of the California economic recovery is uncertain, improvement in economic conditions should help improve the Trust's operating results in 1996. Recent property acquisitions and improvements have been completely or partially funded with advances under the Trust's variable rate line of credit. If interest rates were to increase substantially the interest rate under the line of credit could approach, or exceed the yield on the property acquisitions. However, improving economic conditions, which could lead to higher interest rates, should also lead to improved occupancy and rental rates.

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

The Trust competes for quality properties with other investors and engages in a continuing effort to identify desirable properties for acquisition. As the number of prospective buyers of the types of properties the Trust considers for purchase increases, the prices of such properties may increase and the yield decrease. The Trust believes it can continue to compete effectively in the current real estate environment because of its experienced staff and management team.

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

TENANTS

The Trust's principal shopping center and retail tenants include substantial, well-recognized businesses such as Food-4-Less, Nob Hill Foods, PayLess Drugs, Pak N Save, Raley's, Safeway, Save Mart Supermarket and Thrifty Drug. The Trust's commercial tenants include Coast Federal Bank and Fireman's Fund Insurance Company. In addition, the Trust has other major retail tenants such as Lucky Stores and J.C. Penney.

No single property investment accounted for more than 5% of total revenues in 1995. At December 31, 1995, Raley's, the Trust's most significant tenant, a supermarket and super drug retailer, was a lessee in nineteen of the Trust's properties and accounted for 20% of the Trust's 1995 total revenues. Raley's, a privately owned company, currently operates 81 stores in Northern California and Nevada. The Raley's organization has released information indicating that its sales exceeded $1.8 billion in its most recently reported fiscal year ended June 24, 1995. The Trust receives audited financial statements annually from Raley's and uses them to monitor Raley's financial position and results of operations.

The following table provides the location, size and expiration of the Raley's leases:



                                                           Lease
    Location                 Gross Leasable Area      Expiration Date
    --------                 -------------------      ---------------
     1 Fallon, NV                   Note (1)                6/30/03
     2 Fair Oaks, CA              59,231                    3/31/06
     3 Yuba City, CA              61,842                    9/01/08
     4 Carson City, NV            59,018                    8/31/12
     5 Redding, CA                60,000                    5/31/14
     6 Yreka, CA                  60,000                   11/30/14
     7 Chico, CA                  61,046                    4/30/15
     8 Winnemucca, NV             60,000                   12/31/15
     9 Fallon, NV                 60,114                    2/28/16
    10 Reno, NV                   61,046                    3/31/16
    11 Ukiah, CA                  61,046                    6/30/16
    12 Elko, NV                   61,000                    1/31/17
    13 Vallejo, CA                60,114                    9/30/17
    14 Folsom, CA                 60,114                   12/31/17
    15 Turlock, CA                60,114                    2/28/18
    16 Grass Valley, CA           60,114                    4/30/18
    17 Granite Bay, CA            60,114                    6/30/18
    18 Suisun City, CA            60,114                    5/31/19
    19 Oroville, CA               59,885                    6/01/19

    NOTE (1): Although Raley's no longer occupies this Fallon, Nevada, property, it guarantees the J. C. Penney and Hub leases and makes supplemental lease payments to the Trust.


                                  MAJOR PRODUCERS OF
                                  1995 TOTAL REVENUE


                                                   % of Total     Number of
Tenant                             Revenue          Revenues      Locations
------                             -------          --------      ---------
  1) Raley's Supermarkets         $9,009,000          19.8           19
  2) Coast Federal Bank            1,913,000           4.2            6
  3) Save Mart Supermarkets        1,711,000           3.8            7
  4) Safeway/Pak  N Save           1,606,000           3.5            3
  5) PayLess Drugs/Thrifty's       1,595,000           3.5           10
  6) Food-4-Less                   1,070,000           2.3            3
  7) Nob Hill Foods                1,023,000           2.2            3
  8) Ross Stores                     742,000           1.6            3
  9) Fashion Bug                     668,000           1.5            8
 10) Scolari's Supermarket           563,000           1.2            1


The Trust receives sales and other information on a monthly, quarterly or annual basis from its retail tenants, including Raley's, under leases which provide for such reports. The Trust uses this information to monitor the payment of percentage rents where leases so provide. The Trust recognized $559,000 and $537,000 of percentage rents during 1995 and 1994, respectively. Virtually all of the Trust's existing leases include at least one of the following provisions for payment of additional rent: (1) scheduled fixed increases, (2) percentage rent based on tenants' gross sales, or (3) CPI-based escalation clauses. The Trust endeavors to structure leases on a triple-net basis with the lessees being responsible for most operating expenses, such as real estate taxes, certain types of insurance, utilities, normal repairs and maintenance. To the extent such provisions cannot be negotiated and incorporated into a lease and in regard to vacant space, the Trust pays such expenses from current operating income. Most of the Trust's leases require the tenant to carry liability insurance coverage on their leased premises. The Trust monitors tenant compliance with insurance coverage requirements. While the Trust believes its properties are adequately insured, the Trust does not carry earthquake or flood coverage. Most of the Trust's properties are located in areas of California and Nevada where earthquakes have been known to occur. The Trust periodically considers the merits of purchasing earthquake insurance. To date the Trust has not purchased earthquake insurance because of (i) the high premiums and deductibles and (ii) the geographically diversified portfolio that reduces the likelihood of an earthquake resulting in a material loss to the Trust. Furthermore, the majority of properties in the portfolio principally comprise single-story, relatively new buildings.

TENANT LEASE EXPIRATIONS AND RENEWALS

The following table shows lease expirations for the leases in effect as of December 31, 1995, for the next ten years, assuming none of the tenants exercise renewal options:


                                                                          Percentage of
                                                               Average     Total Leased
                                                              Base Rent       Gross
                                                             Per Sq. Ft.  Leasable Area
              No. of    Gross Leasable    Annualized Base      Under       Represented
 Expiration   Leases       Area in          Rent Under        Expiring     by Expiring
   Year      Expiring    Square Feet      Expiring Leases      Leases        Leases
   ----      --------    -----------      ---------------      ------        ------
   1996          72          136,402          $ 1,815,252       $13.31         3.0%
   1997          79          150,324            2,088,372        13.89         3.4%
   1998         133          310,373            3,975,751        12.81         6.9%
   1999          86          317,433            2,687,772         8.47         7.1%
   2000          66          257,621            3,449,676        13.39         5.7%
   2001          25          231,217            1,741,242         7.53         5.1%
   2002          21          190,784            1,435,836         7.53         4.2%
   2003          23          280,170            2,508,420         8.95         6.2%
   2004          13           84,154              861,396        10.24         1.9%
   2005          13          103,595            1,157,004        11.17         2.3%
                ---        ---------          -----------                     -----
   Total        531        2,062,073          $21,720,721                     45.8%
                ---        ---------          -----------                     -----
                ---        ---------          -----------                     -----



ASSET MANAGEMENT

The Trust is a fully integrated REIT which provides full asset management services to all but two of its properties. Asset management includes property management, leasing, marketing and accounting support. Internal management provides for regular interaction between the Trust and its tenants and close supervision of properties.

The Trust directly manages 60 of its 62 properties. In order to facilitate its present and future asset management activities, the Trust maintains two branch offices which are centrally located to the properties. The offices are located at the Trust's Country Gables shopping center in Granite Bay, California and at the Victorian Walk shopping center in Fresno, California.

Internal management permits the Trust to provide value added services to its tenants. For example, the Trust's marketing staff works with the Trust's tenants on promotional and advertising activities to draw consumers to the shopping centers. These activities help the Trust attract and retain the national, regional and local retail tenants which serve the Northern California and Nevada markets. The Trust believes the cost of internal property management and leasing is generally less expensive than employing independent property management, marketing and leasing firms due to lower commissions and fees and certain economies of scale.

Two of the Trust's 62 properties are managed by independent property managers. G & W Management Co. provides management services for the property leased to Fireman's Fund Insurance Company, in Petaluma, California, for fees equal to 3.5% of gross receipts. The Trust's property is part of a larger office park which is managed by G & W Management Co. Commercial Real Estate Service (CRES) provides management services with respect to Serra Center, located in Colma, California, for fees equal to 4% of gross rents plus tenant administrative and management fees paid by the tenants attributable to the Trust's 30% interest in the center. CRES is an affiliate of the co-owner of the Serra Center and has been managing the property for approximately 20 years. Neither one of the above-named property managers are affiliated with the Trust, its trustees, officers or any shareholder owning 5% or more of the Trust's shares. Repairs and maintenance of the Trust's properties not undertaken by tenants under the terms of the Trust's triple-net leases are performed by independent contractors not affiliated with the Trust, its trustees or officers, or any shareholder owning 5% or more of the Trust's shares.

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

The trust assesses on an ongoing basis measures necessary to comply with environmental laws and regulations. In conducting its assessments, the Trust has identified the following matters:

OAKLAND, CALIFORNIA

During 1994, the Trust concluded the sale of its industrial property in Oakland, California. Under the terms of the sale agreement, the Trust is responsible for environmental clean-up costs that exceed the sum of (i) $658,000, and (ii) any amounts recovered by the buyer from third parties. On the basis of the current facts and circumstances, the Trust has not recorded a provision for any future environmental liability resulting from this property because the Trust believes the likelihood of incurring any liability is remote. The Trust will continue to monitor the environmental remediation activity and status of this property.

VALLEJO, CALIFORNIA

The Trust has agreed to guarantee the performance of the restoration work related to disturbance of wetlands by, and to provide certain financial accommodations to, the developer of the Trust's Park Place Shopping Center in Vallejo, California. During July 1995, the developer declared Chapter 11 bankruptcy. The Trust received an initial estimate for the wetlands restoration from an environmental consulting firm, which projected total costs of as much as $250,000. Approximately $200,000 has already been funded by the Trust.

UNDERGROUND STORAGE TANKS

The Trust, as far as it is aware, owns only three properties which presently contain underground storage tanks. The Trust has no knowledge of any leakage or contamination resulting from these tanks that will have a material impact on its financial position or results of operations. There are, however, reported low levels of soil contamination from underground storage tanks removed from the Heritage Place Shopping Center in Tulare, California, prior to its acquisition by the Trust. The prior owner has been ordered by the Tulare County environmental officials to clean up suspected soil contamination and has been approved for and received funding from the California Leaking Underground Storage Tank Fund. Should the prior owner fail to complete remediation, the Trust's exposure could be as much as $230,000 per the initial estimate by an environmental consultant. In addition, there is a potential for contamination from reported off-site leaking petroleum underground storage tanks located on properties adjacent to certain Trust properties.

The probable overall costs of these measures cannot be determined at this time due to uncertainty about the extent of environmental risks and the Trust's responsibility, the complexity of environmental laws and regulations, and the selection of alternative compliance approaches. However, the Trust is not aware of any environmental conditions that it believes will have a material impact on its financial position or results of operations.

ITEM 2.  PROPERTIES.

Property information is presented on the following pages.

ITEM 2:   PROPERTIES

                                                                        Minimum Rent
                                                                ----------------------------    12/31/95       Year     Year Last
     Name                                    Location                1995          1994       Occupancy (1)  Completed  Renovated
     ----                                    --------                ----          ----       -------------  ---------  ---------
                                                                       (in thousands)
I.   Minimum Rents

     SHOPPING CENTER/RETAIL
     Luckys                                  El Cerrito, CA              $241           $241        100.00%       1964       1983
     San Antonio Center                      Mountain View, CA            495            495         80.99%       1959       1990
     Luckys                                  Santa Maria, CA               49             49        100.00%       1962       1995
     Denny's                                 Redwood City, CA              66             66        100.00%       1968
     Carpeteria                              Concord, CA                  228            222        100.00%       1963
     Kwik Stop                               Santa Rosa, CA                59             52        100.00%       1970       1995
     Acapulco Y Los Arcos                    Fresno, CA                   124            125        100.00%       1972
     Serra Center (30% interest)             Colma, CA                    505            497        100.00%       1972
     Dodge Center                            Fallon, NV                   281            282        100.00%       1976       1995
     West Town                               Winnemuca, NV                462            461        100.00%       1978       1991
     Nob Hill General Store                  Watsonville, CA              195            195        100.00%       1982
     Mid-Peninsula Plaza (50% Int.) (2)      Redwood City, CA               0            191           SOLD
     Eastridge Plaza Shopping Center         Porterville, CA              462            450         79.58%       1985
     Angel's Camp Town Center                Angel's Camp, CA             584            523         98.51%       1986
     Heritage Place Shopping Center          Tulare, CA                 1,024          1,024         98.94%       1986
     Marshall's (2)                          Redwood City, CA               0             96           SOLD
     Raley's Shopping Center                 Yuba City, CA                912            838         98.81%       1963       1995
     Canal Farms Shopping Center             Los Banos, CA                799            764         97.15%       1988
     Kmart Center                            Sacramento, CA               357            380         87.61%       1964       1986
     Park Place Shopping Center              Vallejo, CA                1,504          1,419         93.11%       1987
     Blossom Valley Plaza                    Turlock, CA                1,178          1,072        100.00%       1988       1991
     Coalinga Shopping Center                Coalinga, CA                 338            308         82.78%       1977
     Commonwealth Square Shopping Center     Folsom, CA                 1,487          1,468         93.75%       1988
     Country Gables Shopping Center          Granite Bay, CA            1,288          1,275         88.09%       1988
     Heritage Oak Shopping Center            Gridley, CA                  418            436         83.23%       1981
     Belle Mill Landing                      Red Bluff, CA                781            571         96.50%       1982       1995
     Anderson Square                         Anderson, CA                 242            226         98.89%       1979
     North Hills Shopping Center             Reno, CA                     803            810         91.52%       1986
     Cobblestone Shopping Center             Redding, CA                  999            943         83.23%       1981
     Victorian Walk Shopping Center          Fresno, CA                   775            740         96.50%       1982       1994
     Elko Junction Shopping Center           Elko, NV                     956            883         98.89%       1979
     Elko Junction (Phase II) (5)            Elko, NV                       8              8        100.00%       1994
     Skypark Plaza Shopping Center           Chico, CA                  1,318          1,339         93.43%       1985       1991


continued on next page

ITEM 2:   PROPERTIES

                                                                        Minimum Rent
                                                                ----------------------------    12/31/95       Year     Year Last
     Name                                    Location                1995          1994       Occupancy (1)  Completed  Renovated
     ----                                    --------                ----          ----       -------------  ---------  ---------
                                                                       (in thousands)

     Heritage Park Shopping Center           Suisun, CA                 1,198          1,194         79.68%       1989
     Pinecreek Shopping Center               Grass Valley, CA             887            857         94.93%       1988
     Eagle Station Shopping Center           Carson City, CA              879            905         90.16%       1982
     Currier Square Shopping Center          Oroville, CA               1,010            932         95.35%       1969       1989
     Yreka Junction                          Yreka, CA                    729            714         95.76%       1984
     Ukiah Crossroads Shopping Center        Ukiah, CA                    880            850         88.87%       1986
     Raley's Supermarket                     Fallon, NV                   401            401        100.00%       1991
     Caughlin Ranch Shopping Center          Reno, NV                     880            805         90.77%       1990       1991
     Mercantile Row Shopping Center          Dinuba, CA                   744            722         89.91%       1990
     Elverta Crossing Shopping Center        Sacramento, CA             1,208          1,168         90.84%       1991       1993
     Centennial Plaza Shopping Center (3)    Hanford, CA                1,228            546        100.00%       1991
     Laguna 99 Shopping Center  (3)          Elk Grove, CA              1,321            751         97.49%       1993
     Mission Ridge Shopping Center (3)       Manteca, CA                1,175            672        100.00%       1993
     Northridge Shopping Center  (3)         Fair Oaks, CA                668            338         96.20%       1958       1986
     Plaza 580 Shopping Center (3)           Livermore, CA              1,442            828        100.00%       1993
     Nob Hill General Store (3)              Hollister, CA                480             52        100.00%       1994
     Nob Hill General Store (4)              Newman, CA                   272              0        100.00%       1995
                                                                -------------  -------------
          Sub-total - Shopping Center/Retail                          $34,340        $30,184
                                                                -------------  -------------

     UNDEVELOPED LAND
     Raley's Willowrock Shopping Center (2)  Rocklin, CA                   $0           $263           SOLD
                                                                -------------  -------------
          Sub-total - Undeveloped Land                                     $0           $263
                                                                -------------  -------------
     INDUSTRIAL
     Viking Freight Systems                  Santa Clara, CA             $415           $396        100.00%       1978
     Safeway Stores, Inc. (2)                Oakland, CA                    0            409           SOLD
     Merchants, Inc.                         Commerce City, CO            115            183        100.00%       1984       1995
                                                                -------------  -------------
                Sub-total - Industrial                                   $530           $988
                                                                -------------  -------------

     COMMERCIAL
     US Postal Service                       Boulder Creek, CA            $25            $25        100.00%       1959
     Coast Savings & Loan                    Cupertino, CA                197            190        100.00%       1980
     Coast Savings & Loan (Taraval St)       San Francisco, CA            328            306        100.00%       1975
     Coast Savings & Loan                    Monterey,CA                  450            421        100.00%       1963


continued on next page

ITEM 2:   PROPERTIES


                                                                        Minimum Rent
                                                                ----------------------------    12/31/95       Year     Year Last
     Name                                    Location                1995          1994       Occupancy (1)  Completed  Renovated
     ----                                    --------                ----          ----       -------------  ---------  ---------
                                                                       (in thousands)
     Coast Savings & Loan (Market St)        San Francisco, CA            291            272        100.00%       1964
     Coast Savings & Loan                    Santa Cruz, CA               180            173        100.00%       1980
     Coast Savings & Loan                    Salinas, CA                  311            300        100.00%       1937
     Marin General Hospital (2)              Larkspur, CA                   0             96           SOLD
     3450 California St                      San Francisco, CA            219            219        100.00%       1957       1987
     Redwood II                              Petaluma, CA                 619            619        100.00%       1985
     Crystal Lake Park                       Milpitas, CA                 151             44         73.73%       1987       1995
                                                                -------------  -------------
          Sub-total - Commercial                                       $2,771         $2,665
                                                                -------------  -------------
               Total Minimum Rent                                     $37,641        $34,100
                                                                -------------  -------------
                                                                -------------  -------------

                                                                       Percentage Rents
                                                                ----------------------------
                                                                     1995           1994
                                                                     ----           ----
                                                                       (in thousands)
II.  Percentage Rent

     Kmart                                   Napa, CA                    $115           $133        100.00%       1964
     Luckys                                  Santa Maria, CA               99             95        100.00%       1962       1995
     Dodge Center                            Fallon, NV                    18             12        100.00%       1976       1995
     Nob Hill General Stores                 Watsonville, CA               76             92        100.00%       1982
     Raley's Shopping Center                 Yuba City, CA                  0             -8         98.81%       1963       1995
     Kmart Center                            Sacramento, CA                45             56         87.61%       1964       1986
     Park Place Shopping Center              Vallejo, CA                    8              4         93.11%       1987
     Coalinga Shopping Center                Coalinga, CA                  47             58         82.78%       1977
     Commonwealth Square Shopping Center     Folsom, CA                     6              9         93.75%       1988
     Heritage Oak Shopping Center            Gridley, CA                   10              8         83.23%       1981
     Belle Mill Landing                      Red Bluff, CA                  3              0         96.50%       1982       1995
     Anderson Square                         Anderson, CA                  44             30         98.89%       1979
     Cobblestone Shopping Center             Redding, CA                    6              4         83.23%       1981
     Elko Junction Shopping Center           Elko, NV                       1              0         98.89%       1979
     Heritage Park Shopping Center           Suisun, CA                     9              7         79.68%       1989
     Pinecreek Shopping Center               Grass Valley, CA               0              2         94.93%       1988
     Eagle Station Shopping Center           Carson City, CA                6              4         90.16%       1982
     Yreka Junction                          Yreka, CA                      1              1         95.76%       1984
     Ukiah Crossroads Shopping Center        Ukiah, CA                      0              2         88.87%       1986


continued on next page

ITEM 2:   PROPERTIES

                                                                       Percentage Rents
                                                                ----------------------------    12/31/95        Year    Year Last
     Name                                    Location                1995           1994      Occupancy (1)  Completed  Renovated
     ----                                    --------                ----           ----      -------------  ---------  ---------
                                                                       (in thousands)
     Caughlin Ranch Shopping Center          Reno, NV                       2              1         90.77%       1990       1991
     Northridge Shopping Center (3)          Fair Oaks, CA                 63             27         96.20%       1958       1986
                                                                -------------  -------------
               Total Percentage Rent Income                              $559           $537
                                                                -------------  -------------
                                                                -------------  -------------


                                                                Direct Financing Leases (6)
                                                                ----------------------------
                                                                    1995          1994
                                                                    ----          ----
                                                                      (in thousands)
III. Direct Financing Leases

     Kmart                                   Napa, CA                    $127           $150        100.00%       1964
     Viking Freight Systems                  Santa Clara, CA              106            115        100.00%       1978
                                                                -------------  -------------
                                                                         $233           $265
                                                                -------------  -------------
                                                                -------------  -------------


    (1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupied percentage until: 1) the related lease expires and the tenant is no longer in legal possession, or 2) the related lease is formally terminated and the tenant is no longer in legal possession.
    (2)   Sold in 1994.
    (3)   Acquired in 1994.
    (4)   Acquired in 1995.
    (5) Investment converted to equity ownership through a deed in lieu of foreclosure in 1993.
    (6)   Included in Other Income.

ITEM 3.  LEGAL PROCEEDINGS.


The Trust is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Trust's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Principal Market:

The shares of beneficial interest of the Trust, without par value, are listed on the American Stock Exchange under the symbol "WIR". The following table sets forth the high and low sales prices of the shares as reported by the American Stock Exchange:


Quarter Ended                High           Low       Dividends
-------------                ----           ---       ---------
March 31, 1994              $15-1/8        $12-1/4      $0.28
June 30, 1994                14-5/8         12-3/8       0.28
September 30, 1994           14-1/2         12-1/2       0.28
December 31, 1994            13             11-3/8       0.28

March 31, 1995              $13            $11-1/4      $0.28
June 30, 1995                12-3/4         11-1/4       0.28
September 30, 1995           12-1/4         11-1/4       0.28
December 31, 1995            11-3/4         10-3/8       0.28

Through
 January 31, 1996           $11-1/2        $10-5/8      $0.28(1)



              (1) Paid March 15, 1996.


Approximate number of equity security holders:

    Title of Class                                    Number of Record Holders
    --------------                                    -------------------------
                                                      (as of December 31, 1995)

    Shares of Beneficial Interest, without par value            2,428

The Trust estimates that there were over 18,000 beneficial owners of shares, including owners whose shares were held in brokerage and trust accounts.

ITEM 6.  SELECTED FINANCIAL DATA




Year Ended December 31,                            1995         1994         1993         1992         1991
------------------------------------------------------------------------------------------------------------
(in thousands, except for per share and share data)
OPERATING DATA:
Revenues (1) . . . . . . . . . . . . . . . .    $45,605      $42,737      $39,741      $38,165      $35,915
Income from operations . . . . . . . . . . .     10,257       10,907       11,594       11,323       14,653
Net income . . . . . . . . . . . . . . . . .     10,304       15,266       11,594       11,323       14,653
Funds from operations (2). . . . . . . . . .     21,541       20,572       20,854       20,305       22,801
Cash flows from operating activities . . . .     20,203       20,212       21,900       15,877       24,058
Cash dividends paid. . . . . . . . . . . . .     18,882       18,683       18,531       18,316       20,855

PER SHARE DATA:
Income from operation. . . . . . . . . . . .      $0.61        $0.65        $0.70        $0.69        $0.91
Net income . . . . . . . . . . . . . . . . .       0.61         0.92         0.70         0.69         0.91
Cash dividends paid. . . . . . . . . . . . .       1.12         1.12         1.12         1.12         1.29

Weighted average number
of shares outstanding. . . . . . . . . . . . 16,861,324   16,682,675   16,548,198   16,356,462   16,177,460

BALANCE SHEET DATA:
Real estate owned (3). . . . . . . . . . . .   $395,800     $389,094     $345,088     $337,703     $334,073
Total assets . . . . . . . . . . . . . . . .    344,571      347,172      309,345      316,622      318,941
Fixed rate  debt . . . . . . . . . . . . . .    114,609      116,961       67,500       69,429       71,782
Bank line of credit balance. . . . . . . . .     29,250       23,645       33,244       35,902       28,617
Shareholders' equity . . . . . . . . . . . .    196,799      202,684      204,938      209,345      213,851


    (1) Revenues comprise minimum rents, percentage rents, recoveries from tenants and other income.

    (2) The Trust, along with most industry analysts, considers Funds From Operations (FFO) to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations, as defined in 1991 by the National Association of Real Estate Investment Trusts (NAREIT), is: net income excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated joint ventures. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

         Funds From Operations presented in the Selected Financial Data schedule is calculated in accordance with the 1991 NAREIT definition of FFO. In 1995, NAREIT interpreted its definition of Funds From Operations. The effect of the 1995 interpretation on the Trust's calculation of FFO is to require exclusion from the add-backs to net income of: (i) amortization of deferred financing costs and (ii) depreciation of personal property. When calculated in accordance with NAREIT'S 1995 interpretation, FFO would be $21,017,000, $20,084,000, $20,522,000, $20,017,000 and $22,566,000 for the year ended December
         31, 1995, 1994, 1993, 1992 and 1991, respectively.  The Trust will adopt the 1995 interpretation in 1996.

    (3) Real estate owned reflects acquisition costs and capitalized costs of improvements before deduction of depreciation and amortization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows provided by operating activities will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT requirements. Cash on hand and borrowings under its existing bank line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth. The Trust has only one loan secured by one of its properties. Additionally, the Trust jointly owns two properties where a co-owner is obligated under a note that is secured by the property.

Any incurrence of additional debt by the Trust would be subject to limitations imposed by the Indenture Agreement executed in connection with the Trust's senior notes and the bank line of credit.

As of December 31, 1995, the Trust had approximately $30.8 million available under its $60 million bank line of credit. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), could be used to fund acquisitions, improvements to real estate and other cash requirements. The interest rate on the bank line of credit is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. The weighted average interest rate on the bank line of credit at December 31, 1995, was 7.57%. This facility expires May 31, 1996, at which time the Trust intends to renew it.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

Net income decreased $5 million to $10.3 million, or $0.61 per share, in 1995, from $15.3 million, or $0.92 per share, in 1994. This 33% decrease is principally due to the 1994 gains realized from the sales of real estate investments. Additionally, the decrease is due to increased interest expense, depreciation and amortization, and property operating costs, as well as decreased other income, partially offset by the absence of the 1994 provision for loss on real estate investment.

Funds From Operations (NAREIT 1991 definition) increased $969,000 to $21.5 million in 1995, an increase of more than 4% over the 1994 figure of $20.6 million. The major components of this increase are increased minimum rents, increased recoveries from tenants and the absence of a 1994 provision for environmental costs relating to the Oakland, California, property, offset in part by increased interest expense, property operating costs and decreased other income. The Trust, along with most industry analysts, considers Funds From Operations to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

Minimum rents increased $3.5 million in 1995 to $37.6 million, a 10% increase over $34.1 million in 1994. This increase resulted from (i) the Trust's seven acquisitions during 1994 and 1995, partially offset by five dispositions in 1994 and (ii) occupancy gains.

Recoveries from tenants increased by 12%, or $738,000, to $6.8 million in 1995 as compared to $6.1 million in 1994. This increase is primarily the result of the Trust's seven acquisitions and occupancy gains referred to above.

Other income decreased $1.4 million to $584,000 from the 1994 amount of $2,017,000. The contributing factors to this decrease are the absence in 1995 of (i) a $600,000 lease termination fee recorded in 1994, (ii) investment income earned in 1994 from the senior notes net proceeds prior to the use of these proceeds for several 1994 acquisitions and (iii) mortgage interest income earned on a note retired during the second quarter of 1994.

Interest expense increased $1.4 million, or 14%, in 1995 to $11.5 million from $10.1 million in 1994. This increase primarily results from increased borrowings and higher interest rates under the Trust's bank line of credit. Additionally, interest expense increased as a result of twelve months of interest on the senior notes in 1995, compared to 10-1/2 months in 1994.

Property operating costs were $8.3 million in 1995 compared to $7.4 million in 1994. This $899,000, or 12% increase from the prior year, is primarily due to the 1994 and 1995 acquisitions. Ownership of the majority of these properties commenced mid-year 1994.

Depreciation and amortization expense increased $1 million to $10.9 million for the year ended December 31, 1995, from $9.9 million in 1994. This 10% increase results from a net increase in the depreciable basis of the Trust's portfolio of real estate investments due to additions made by the Trust beginning in mid-year 1994, net of dispositions.

Income from operations was $10.3 million, or $0.61 per share, for the twelve months ended December 31, 1995, a $650,000 decrease from the comparable 1994 figure of $10.9 million, or $0.65 per share. The primary reasons for this decrease are increased interest expense, depreciation and amortization, property operating costs, and decreased other income, partially offset by increased minimum rents and increased recoveries from tenants.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

Net income increased $3.7 million, or 32%, to $15.3 million, or $0.92 per share, in 1994 from $11.6 million, or $0.70 per share, in 1993. This increase reflects the gains realized from the sales of real estate investments and increases achieved in revenues from the Trust's six 1994 acquisitions, offset by increased interest expense and reduced revenues due to property dispositions.

Funds From Operations decreased $282,000, or 1%, to $20.6 million from $20.9 million. The major components of this decrease are the provision for environmental costs related to the Oakland, California, property and increased interest expense partially offset by increased minimum rents.

Minimum rents increased $1.9 million to $34.1 million, a 6% increase over the 1993 total of $32.2 million. This growth reflects rental revenues from the acquisition of six properties, offset by reduced rental revenues due to the dispositions of two retail properties, a commercial building, an industrial building and a parcel of land. The 1994 acquisitions and dispositions resulted in a net increase of 324,000 square feet to the portfolio.

Other income increased $937,000 to $2,017,000 in 1994 from $1,080,000 for the comparable period in 1993. Most of this increase is due to (i) a lease termination fee of $600,000 and (ii) investment income from the senior notes proceeds earned prior to the use of these proceeds for several 1994 acquisitions.

Interest expense increased by $2.3 million in 1994 to $10.1 million from $7.8 million in 1993. This 29% increase is due to the Trust's increased borrowings to fund property acquisitions and higher interest rates. On February 24, 1994, the Trust issued $50 million of 7 7/8% senior notes due February 15, 2004. Proceeds from the sale of the senior notes were used in part to pay the outstanding balance on the previous bank line of credit of $17.6 million. The remaining proceeds were used to acquire additional properties. On May 31, 1994, the Trust obtained a two-year unsecured $60 million bank line of credit (replacing the previous $35 million bank line of credit), which the Trust has drawn upon to fund additional acquisitions.

Income from operations was $10.9 million, or $0.65 per share, for the year ended December 31, 1994, as compared to $11.6 million, or $0.70 per share, for the same period in 1993. This 6% decrease results from increased interest expense, depreciation and amortization, and property operating costs partially offset by increased minimum rents and other income.

IMPACT OF THE ECONOMY

Substantially all of the Trust's properties are leased on a triple-net basis, which reduces the Trust's exposure to increases in property operating expenses resulting from inflation. Future increases in inflation would likely increase revenues and thereby further protect the Trust from the impact of inflation. Revenue increases could be realized through CPI-based escalation of rents, percentage rents based on tenants' gross sales and inflation-adjusted base rents on new leases.

Increases in interest rates could increase the Trust's borrowing costs. As of December 31, 1995, the Trust had $29.3 million outstanding under its unsecured variable-rate bank line of credit. This amount represents approximately 20% of the Trust's total liabilities and approximately 7% of the Trust's historical cost of real estate owned.

The continuing recovery of the California economy should lead to increases in employment, personal income and retail spending. Improving economic conditions should help strengthen the Trust's operating results in 1996 as occupancy continues to increase and rental rates continue to stabilize and improve.


ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board has issued Financial Accounting Standards (FAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and FAS 123, "Accounting for Stock-Based Compensation."

The Trust has adopted FAS 121 effective January 1, 1996, and believes that adoption will not have a material impact on the Trust's 1996 financial statements. The Trust will adopt the disclosure requirements of FAS 123 in 1996, but continue to account for its stock option plan under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," as permitted under FAS 123.

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                 Financial Statements

                                   Form 10-K Item 8

                                  December 31, 1995

                         WESTERN INVESTMENT REAL ESTATE TRUST

                            INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                            21

Balance Sheets - December 31, 1995 and December 31, 1994                      22

Statements of Income - For the Years Ended
 December 31, 1995, 1994 and 1993                                             23

Statements of Shareholders' Equity - For the Years Ended
 December 31, 1995, 1994 and 1993                                             24

Statements of Cash Flows - For the Years Ended
 December 31, 1995, 1994 and 1993                                             25

Notes to Financial Statements                                           26 to 34

Financial Statement Schedule III:  Real Estate and
 Accumulated Depreciation                                               35 to 36

Report of Independent Certified Public Accountants




To the Trustees and Shareholders
Western Investment Real Estate Trust:


We have audited the financial statements of Western Investment Real Estate Trust (a California real estate investment trust) as listed in the accompanying index. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Investment Real Estate Trust as of December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




San Francisco, California                                  KPMG PEAT MARWICK LLP
January 29, 1996

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                    Balance Sheets




                                                                      December 31,

ASSETS                                                           1995            1994
                                                             ------------------------------
                                                                    (In thousands)
Real estate investments:
 Real estate owned . . . . . . . . . . . . . . . . . . . .      $395,800         $389,094
 Less accumulated depreciation and amortization. . . . . .       (61,249)         (50,802)
                                                                --------         --------
   Net real estate investments . . . . . . . . . . . . . .       334,551          338,292

Cash and cash equivalents. . . . . . . . . . . . . . . . .           657              648
Accounts receivable and other assets . . . . . . . . . . .         6,868            5,438
Deferred long-term debt issuance costs, net. . . . . . . .         2,495            2,794
                                                                --------         --------
                                                                $344,571         $347,172
                                                                --------         --------
                                                                --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . . . .      $ 29,250         $ 23,645
Convertible debentures . . . . . . . . . . . . . . . . . .        63,433           65,731
Senior notes, net. . . . . . . . . . . . . . . . . . . . .        49,882           49,868
Real estate loan payable . . . . . . . . . . . . . . . . .         1,294            1,362
                                                                --------         --------
                                                                 143,859          140,606

Interest payable . . . . . . . . . . . . . . . . . . . . .         1,641            1,497
Prepaid rents and security deposits. . . . . . . . . . . .         1,320            1,272
Other liabilities. . . . . . . . . . . . . . . . . . . . .           952            1,113
                                                                --------         --------
  Total liabilities. . . . . . . . . . . . . . . . . . . .       147,772          144,488
                                                                --------         --------

Shareholders' equity:
  Shares of beneficial interest, no par value,
   unlimited share authorization.
   Issued and outstanding:
   December 31, 1995 - 16,972,496 shares;
   December 31, 1994 - 16,734,532 shares . . . . . . . . .       240,034          237,341
  Accumulated dividends in excess of net income. . . . . .       (43,235)         (34,657)
                                                                --------         --------

  Commitments and contingencies (notes 3, 6, 7, 8, 9,
   11 and 16)

  Total shareholders' equity . . . . . . . . . . . . . . .       196,799          202,684
                                                                --------         --------
                                                                $344,571         $347,172
                                                                --------         --------
                                                                --------         --------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                 Statements of Income





                                                                       Year Ended December 31,
                                                                   1995         1994         1993
                                                              -------------------------------------
                                                             (In thousands, except for per share and
                                                                           share data)
REVENUES:

 Minimum rents . . . . . . . . . . . . . . . . . . . . . .       $37,641      $34,100      $32,226
 Percentage rents. . . . . . . . . . . . . . . . . . . . .           559          537          530
 Recoveries from tenants . . . . . . . . . . . . . . . . .         6,821        6,083        5,905
 Other income. . . . . . . . . . . . . . . . . . . . . . .           584        2,017        1,080
                                                              ----------   ----------   ----------
Total revenues . . . . . . . . . . . . . . . . . . . . . .        45,605       42,737       39,741
                                                              ----------   ----------   ----------
                                                              ----------   ----------   ----------

EXPENSES:

 Interest. . . . . . . . . . . . . . . . . . . . . . . . .        11,537       10,063        7,779
 Property operating costs. . . . . . . . . . . . . . . . .         8,310        7,411        6,783
 Depreciation and amortization . . . . . . . . . . . . . .        10,893        9,879        9,078
 Other operating expenses. . . . . . . . . . . . . . . . .         2,917        2,967        3,058
 General and administrative. . . . . . . . . . . . . . . .         1,691        1,510        1,449
                                                              ----------   ----------   ----------
Total expenses . . . . . . . . . . . . . . . . . . . . . .        35,348       31,830       28,147
                                                              ----------   ----------   ----------
 Income from operations. . . . . . . . . . . . . . . . . .        10,257       10,907       11,594
                                                              ----------   ----------   ----------
Provision for loss on real estate investment . . . . . . .           ---          996          ---
                                                              ----------   ----------   ----------

 Income before gains on sales of
  real estate investments. . . . . . . . . . . . . . . . .        10,257        9,911       11,594
Gains on sales of real estate investments. . . . . . . . .            47        5,355          ---
                                                              ----------   ----------   ----------
 Net income. . . . . . . . . . . . . . . . . . . . . . . .       $10,304      $15,266      $11,594
                                                              ----------   ----------   ----------
                                                              ----------   ----------   ----------
Per share data:
 Income from operations. . . . . . . . . . . . . . . . . .         $0.61        $0.65        $0.70
                                                              ----------   ----------   ----------
                                                              ----------   ----------   ----------
 Net income. . . . . . . . . . . . . . . . . . . . . . . .         $0.61        $0.92        $0.70
                                                              ----------   ----------   ----------
                                                              ----------   ----------   ----------
 Cash dividends paid . . . . . . . . . . . . . . . . . . .         $1.12        $1.12        $1.12
                                                              ----------   ----------   ----------
                                                              ----------   ----------   ----------
Weighted average number of shares outstanding. . . . . . .    16,861,324   16,682,675   16,548,198
                                                              ----------   ----------   ----------
                                                              ----------   ----------   ----------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         WESTERN INVESTMENT REAL ESTATE TRUST

                          Statements of Shareholders' Equity


                     Years Ended December 31, 1995, 1994 and 1993
                          (In thousands, except share data)




                                                                    Accumulated
                                                Shares of             Dividends      Total
                                             Beneficial Interest    in Excess of     Share-
                                             -------------------         Net        holders'
                                            Number        Amount       Income        Equity
                                            ------        ------       ------        ------
Balance, January 1, 1993 . . . . . . .    16,466,048     $233,648     $(24,303)    $209,345
Net proceeds from issuance of shares .        65,614          935          ---          935
Debenture redemptions. . . . . . . . .       114,129        1,595          ---        1,595
Net income . . . . . . . . . . . . . .           ---          ---       11,594       11,594
Cash dividends paid. . . . . . . . . .           ---          ---      (18,531)     (18,531)
                                          ----------     --------     --------     --------

Balance, December 31, 1993 . . . . . .    16,645,791      236,178      (31,240)     204,938

Net proceeds from issuance of shares .        63,740          834          ---          834
Debenture redemptions. . . . . . . . .        25,001          329          ---          329
Net income . . . . . . . . . . . . . .           ---          ---       15,266       15,266
Cash dividends paid. . . . . . . . . .           ---          ---      (18,683)     (18,683)
                                          ----------     --------     --------     --------

Balance, December 31, 1994 . . . . . .    16,734,532      237,341      (34,657)     202,684

Net proceeds from issuance of shares .        43,575          514          ---          514
Debenture redemptions. . . . . . . . .       194,389        2,179          ---        2,179
Net income . . . . . . . . . . . . . .           ---          ---       10,304       10,304
Cash dividends paid. . . . . . . . . .           ---          ---      (18,882)     (18,882)
                                          ----------     --------     --------     --------

Balance, December 31, 1995 . . . . . .    16,972,496     $240,034     $(43,235)    $196,799
                                          ----------     --------     --------     --------
                                          ----------     --------     --------     --------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         WESTERN INVESTMENT REAL ESTATE TRUST

                               Statements of Cash Flows




                                                                                Year Ended December 31,
                                                                             1995         1994        1993
                                                                         -------------------------------------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $10,304      $15,266      $11,594
 Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . .        10,893        9,879        9,078
  Amortization of deferred debt issuance costs . . . . . . . . . . .           391          319          182
  Gains on sales of real estate investments. . . . . . . . . . . . .           (47)      (5,355)         ---
  Increase in accounts receivable and other assets . . . . . . . . .          (304)        (558)         (59)
  Increase in deferred rent receivable . . . . . . . . . . . . . . .        (1,065)        (692)        (612)
  Increase in interest payable . . . . . . . . . . . . . . . . . . .           144          175        1,322
  (Decrease) increase in prepaid rents,
    security deposits and other liabilities. . . . . . . . . . . . .          (113)         182          395
  Provision for loss on real estate investment . . . . . . . . . . .           ---          996          ---
                                                                           -------      -------      -------
  Net cash provided by operating activities. . . . . . . . . . . . .        20,203       20,212       21,900
                                                                           -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of real estate investments. . . . . . . . . . .           168       24,470          ---
 Acquisitions of real estate investments . . . . . . . . . . . . . .        (3,278)     (64,907)         ---
 Funds escrowed pending acquisition. . . . . . . . . . . . . . . . .          (168)         ---          ---
 Improvements of real estate investments . . . . . . . . . . . . . .        (4,276)      (4,301)      (2,083)
 Recovery of investment in direct financing leases.. . . . . . . . .           236          205          177
 Proceeds from payoff (acquisition)
   of mortgage loan receivable . . . . . . . . . . . . . . . . . . .           ---        2,809          (46)
                                                                           -------      -------      -------
   Net cash used in investing activities . . . . . . . . . . . . . .        (7,318)     (41,724)      (1,952)
                                                                           -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances on bank line of credit . . . . . . . . . . . . . . . . . .        39,650       46,856       25,927
 Principal payments on bank line of credit . . . . . . . . . . . . .       (34,045)     (56,455)     (28,585)
 Principal payments on real estate loan payable. . . . . . . . . . .           (68)         (62)         (56)
 Redemption of convertible debentures. . . . . . . . . . . . . . . .           (45)          (4)        (216)
 Net proceeds from issuance of shares. . . . . . . . . . . . . . . .           514          834          935
 Proceeds from senior notes offering . . . . . . . . . . . . . . . .           ---       49,855          ---
 Senior notes issuance costs . . . . . . . . . . . . . . . . . . . .           ---         (509)        (122)
 Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .       (18,882)     (18,683)     (18,531)
                                                                           -------      -------      -------
   Net cash (used in) provided by financing activities . . . . . . .       (12,876)      21,832      (20,648)
                                                                           -------      -------      -------

   Net increase (decrease) in cash and cash equivalents. . . . . . .             9          320         (700)

Cash and cash equivalents, at beginning of period. . . . . . . . . .       $   648      $   328      $ 1,028
                                                                           -------      -------      -------
                                                                           -------      -------      -------

Cash and cash equivalents, at end of period. . . . . . . . . . . . .       $   657      $   648      $   328
                                                                           -------      -------      -------
                                                                           -------      -------      -------
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid during the year for interest . . . . . . . . . . . . . .       $11,030      $ 9,568      $ 6,247
                                                                           -------      -------      -------
                                                                           -------      -------      -------
SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:. . . . . . . . . . . . . .
  Property buyer's assumption of liability . . . . . . . . . . . . .       $   ---      $   658      $   ---
                                                                           -------      -------      -------
                                                                           -------      -------      -------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS

Note 1:     SIGNIFICANT ACCOUNTING POLICIES

(A)    Description of Business

Western Investment Real Estate Trust, an equity real estate investment trust
(REIT), is a dominant owner of community shopping centers in Northern California and Northern Nevada. At December 31, 1995, the company's real estate portfolio is comprised of 62 properties, of which 50 are retail properties. The majority of Western's retail properties are anchored by grocery superstores and major drug stores. Western, a self-administered and fully integrated real estate operating company, owns and manages quality properties that offer opportunities for growth in cash flow.

(B) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Real Estate Investments

Properties comprising real estate investments are stated at cost plus capitalized improvements. Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful lives of 20-45 years for buildings and 3-31 years for improvements. Included in real estate investments are net investments in direct financing leases consisting of the aggregate minimum lease payments to be received over the terms of the leases, plus an estimated residual value, less unearned income. In addition, third-party leasing commissions are capitalized and amortized over the respective terms of these leases. Leasing commissions are included under "Accounts receivable and other assets."

The Trust adopted Financial Accounting Standards Board Statement (FAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. Accordingly, in the normal course of the Trust's business, when it determines that a property should be disposed of, the Trust will discontinue the periodic depreciation of that property. Additionally, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the recoverability of the carrying value of that property will be evaluated. If the sum of the undiscounted, expected future cash flows, exclusive of interest, is less than the carrying value of that asset, a determination of fair market value of that asset will be made. If the fair market value is less than the carrying value of that asset, an impairment charge will be recognized. Adoption of FAS 121 is not expected to have a material impact on 1996 operating results.

(D) Rental Income

The Trust accrues base rental income (minimum contractual lease payments) as earned. Certain of the Trust's leases provide for additional rent based on specified percentages of the lessee's revenues. Such percentage-based rental income is recognized during the year based on estimates. The Trust recognizes income from deferred rental receivables in accordance with FAS 13. Deferred rent receivable recognized as income was $1,065,000 in 1995, $692,000 in 1994 and $612,000 in 1993.

Unearned income on leases accounted for as direct financing leases - representing the difference between the minimum lease payments and estimated residual value, less the costs of the leased property - is recognized over the life of the lease using the interest rate implicit in the lease, which provides a level rate of return on the net investment in the property.

(E) Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid investments with maturities of less than three months.

(F) Deferred Long-Term Debt Issuance Costs

The costs incurred in connection with the issuance of debt are amortized over the term of the debt instruments.

(G) Earnings Per Share

Earnings per share have been computed using the weighted average number of shares outstanding during each year. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share.

Note 2:     REAL ESTATE INVESTMENTS

The following is a reconciliation of real estate investments and the related accumulated depreciation and amortization:



                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                   1995         1994         1993
                                                              -------------------------------------
                                                                          (In thousands)
Real estate investments:
 Balance at beginning of year. . . . . . . . . . . . . . .      $389,094     $345,088     $337,703
 Increases:  Acquisitions  . . . . . . . . . . . . . . . .         3,278       64,907          ---
             Improvements. . . . . . . . . . . . . . . . .         3,775        3,842        1,932
             Conversion of secured loans . . . . . . . . .           ---          ---        5,630

 Decreases:  Dispositions. . . . . . . . . . . . . . . . .          (111)     (24,075)         ---
             Write-down due to impairment. . . . . . . . .           ---         (463)         ---
             Amortization of direct financing leases . . .          (236)        (205)        (177)
                                                                --------     --------     --------
 Balance at end of year. . . . . . . . . . . . . . . . . .      $395,800     $389,094     $345,088
                                                                --------     --------     --------
                                                                --------     --------     --------
Accumulated depreciation and amortization:
 Balance at beginning of year. . . . . . . . . . . . . . .      $ 50,802     $ 45,635     $ 36,954
 Additions charged to operations . . . . . . . . . . . . .        10,447        9,469        8,681
 Dispositions. . . . . . . . . . . . . . . . . . . . . . .           ---       (4,302)         ---
                                                                --------     --------     --------
 Balance at end of year. . . . . . . . . . . . . . . . . .      $ 61,249     $ 50,802     $ 45,635
                                                                --------     --------     --------
                                                                --------     --------     --------


Most of the Trust's leases require the tenant to be responsible for, or reimburse the Trust for, casualty and liability insurance coverage on the properties. The Trust also maintains umbrella liability insurance on all of its properties. The Trust monitors tenant compliance with insurance coverage requirements. While the Trust believes its properties are adequately insured, the Trust does not carry earthquake, flood or pollution coverage. Most of the Trust's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Trust properties could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Trust has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquake or flood.

The Trust periodically considers the merits of purchasing earthquake insurance. To date the Trust has not purchased earthquake insurance because of (i) the high premiums and deductibles and (ii) the geographically diversified portfolio that reduces the likelihood of an earthquake resulting in a material loss to the Trust. Furthermore, the majority of properties in the portfolio principally comprise single-story, relatively new buildings.

Note 3:     CAPITAL EXPENDITURES

It is the Trust's practice to capitalize costs that exceed $4,000 and are associated with the improvement of real estate investments. Capitalized costs include third-party leasing commissions, tenant improvements and capital expenditures. During 1995, the Trust capitalized $4,276,000 in such expenditures (of which $3,775,000 relates to improvements and $501,000 relates to leasing commissions). This amount comprises $1,056,000 of build-to-suit capital improvements; $225,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $2,319,000 of capitalized costs incurred in connection with leasing previously leased space; and $676,000 of capitalized costs that relate to general improvements to common areas. The Trust's leasing department costs, as well as legal and accounting costs associated with leasing, are expensed as incurred.

The Trust has entered into several new leases that call for approximately $4,080,000 in future real estate improvements and leasing commissions. These expenditures will be paid from operating cash flows or from borrowings under the bank line of credit. These expenditures will expand the Trust's gross leasable area by 58,900 square feet and improve an additional 189,000 square feet.

Note 4:     LEASES

Future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995, are as follows: 1996 -- $36,788,000; 1997 -- $35,276,000; 1998 --
$32,753,000; 1999 -- $29,743,000; 2000 -- $27,540,000; thereafter --
$260,620,000.  The total minimum lease payments are $422,720,000.

Future minimum lease payments under direct financing leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995, are as follows: 1996 -- $469,000; 1997 -- $469,000; 1998 -- $469,000;
1999 -- $469,000; 2000 -- $454,000; thereafter -- $0.  At December 31, 1995, the
Trust's investment in direct financing leases was $2,069,000, and was calculated by adding the estimated residual value of $383,000 to the total remaining minimum lease payments of $2,330,000, less unearned income of $644,000. The original cost of the properties subject to these direct financing leases is $4,449,000.

Included in other income is income recorded under direct financing leases of $233,000, $265,000 and $292,000 in 1995, 1994 and 1993, respectively.

Note 5:  MAJOR TENANT

Total revenues attributable to leases with Raley's Supermarket, the Trust's most significant tenant, were $9,009,000, $9,400,000 and $9,614,000 in 1995, 1994 and
1993, respectively. These amounts represented 20%, 22% and 24% of total revenues during 1995, 1994 and 1993, respectively.

Note 6:    BANK LINE OF CREDIT

At December 31, 1995, the Trust had borrowed $29,250,000 under a $60 million unsecured line of credit. Interest on funds drawn under this line of credit is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election, and is payable monthly on any outstanding balance. In addition, the Trust pays an annual fee of $140,000. At December 31, 1995, and 1994, the weighted average interest rate on the outstanding balance under the Trust's bank line of credit was 7.57% and 8.16%, respectively. During the years ended December 31, 1995, and 1994, the average balance outstanding on the bank line of credit was $24,187,000 and $13,689,000, respectively. The weighted average interest rate during the year was 7.91% for 1995 and 7.17% for 1994.
The Trust is not required to pledge any assets or maintain compensating balances for this line of credit, although the Trust has agreed to certain covenants that impose limitations on the incurrence of debt and other restrictions. Additionally, if amounts due under the line of credit are not paid at maturity, the lender, at its option, can require the Trust to provide security interests in Trust properties. This facility expires May 31, 1996, at which time the Trust intends to renew it.

Note 7:    CONVERTIBLE DEBENTURES

In August 1988, the Trust issued $75,000,000 of 8% convertible debentures (the "debentures"), due in 2008. The debentures are convertible prior to maturity, unless previously redeemed, at a conversion price equal to $22.23 per share. The debentures are subject to limited mandatory redemption at 100% of their principal amount plus accrued interest (i) on June 30 in any year, with the consent of any holder thereof, or (ii) at any time within 60 days after the receipt of a consent on behalf of a deceased holder. The Trust has the option either to redeem debentures for cash or to exchange its shares in an amount equal to 100% of the principal amount of such debentures. Such redemption obligations are limited to a noncumulative maximum principal amount of $25,000 per holder and $2,250,000 in the aggregate for each twelve-month period ending June 30, with priority being given to consents on behalf of deceased holders.
In addition, the Trust has the option to redeem the debentures without the consent of the holders, in whole or in part, at a redemption price of par.

On June 30, 1995, $1,827,000 of the debentures were presented for limited mandatory redemption. The Trust elected to exchange 158,785 shares at $11.50 for the debentures. During 1995, an additional $471,000 of debentures were presented for mandatory redemption on behalf of deceased debenture holders, and the Trust elected to exchange (i) $426,000 for 35,604 shares and (ii) $45,000 in cash.

On June 30, 1994, $212,000 of the debentures were presented for limited mandatory redemption. The Trust elected to exchange 15,216 shares at $14.00 for the debentures. During 1994, an additional $133,000 of debentures were presented for mandatory redemption on behalf of deceased debenture holders, and the Trust elected to exchange (i) $129,000 for 9,785 shares and (ii) $4,000 in cash.

As of December 31, 1995, the debentures carried "investment grade" ratings from Moody's Investor Service (Baa(3)) and Standard & Poor's (BBB).

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

As of December 31, 1995, the senior notes carried "investment grade" ratings from Moody's Investor Service (Baa(3)) and Standard & Poor's (BBB).

Note 9:    REAL ESTATE LOAN PAYABLE

The Trust has only one loan secured by one of its properties. The real estate loan balance was $1,294,000 and $1,362,000 at December 31, 1995, and 1994,
respectively. Principal payments for the years following December 31, 1995, are:
1996 -- $75,000; 1997 -- $83,000; 1998 -- $91,000; 1999 -- $100,000; 2000 -
$110,000; thereafter -- $835,000. The interest rate on the real estate loan is 9.63%. Additionally, the Trust jointly owns two properties where a co-owner is obligated under a note secured by the property.

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

Senior Notes - The fair value of senior notes is based on quoted market prices.

Real Estate Loan Payable - The carrying value of this liability approximates fair value.

The estimated fair values of the Trust's financial instruments as of December 31 are as follows (in thousands):


                                                   1995                        1994
                                            Carrying      Fair          Carrying      Fair
                                             Amount      Value           Amount      Value
                                           ----------------------      ---------------------
Cash and cash equivalents. . . . . . .      $   657     $   657         $   648     $   648
Marketable securities. . . . . . . . .          159         199             159         159

Bank line of credit. . . . . . . . . .      $29,250     $29,250         $23,645     $23,645
Convertible debentures . . . . . . . .       63,433      62,164          65,731      61,130
Senior notes . . . . . . . . . . . . .       49,882      54,015          49,868      44,605
Real estate loan payable . . . . . . .        1,294       1,294           1,362       1,362

Note 11:   TRUSTEE AND OFFICER COMPENSATION

Trustee Emeritus, Death and Disability Programs

Under the Trustee Emeritus Program, O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr. are eligible to become a Trustee Emeritus after reaching age 65. A Trustee Emeritus shall serve the Trust in an advisory capacity and will be compensated accordingly, up to a maximum of $60,000 annually. Mr. Etcheverry elected to become Trustee Emeritus on January 1, 1993.

O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr. are eligible to participate in the Death and Disability Program. The Trust will pay an annual death or disability obligation under the program based on a percentage of the participant's average annual compensation for his 36 months of service as a trustee during the time his compensation was the greatest up to a maximum of $60,000 annually. In the case of a participant's death, his eligible spouse will be entitled to receive benefits under the program. The Death and Disability obligation was calculated using a discount rate of 7.0% and 8.5% during 1995 and 1994, respectively.

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

The following options have been issued and are outstanding as of December 31, 1995:



                                                   Option Price     Percent
Grant Date                             Shares        Per Share       Vested
-------------------------------------------------------------------------------
November 18, 1991                      34,000         $11.44          80%
November 23, 1992                      15,400         $12.63          60%
November 11, 1993                      62,000         $13.81          40%
June 28, 1994                          25,000         $13.88          20%
November 11, 1994                      79,600         $12.31          20%
November 13, 1995                      33,000         $11.00           0%


During the year ended December 31, 1994, 160 shares were issued at $11.44 per share as a result of the exercise of stock options.

The Trust will adopt disclosure requirements of FAS 123 "Accounting for Stock-Based Compensation" in 1996.

Note 12:   DIVIDEND REINVESTMENT PLAN

In accordance with the Dividend Reinvestment and Share Purchase Plan adopted by the Trust in 1990, the Trust received $514,000 and $832,000 net of issuance costs and issued 43,575 and 63,580 shares of beneficial interest in 1995 and 1994, respectively. Additionally, in 1995, $184,000 in dividend reinvestment proceeds were used to purchase shares in the open market for the shareholders.

Note 13:   QUARTERLY RESULTS OF OPERATIONS

The following is a summary of quarterly financial information for the last two years:



Unaudited                                                            Quarters
                                                     -------------------------------------------------
(In thousands, except for per share and share data)     First     Second        Third        Fourth
------------------------------------------------------------------------------------------------------
1995
Total revenues . . . . . . . . . . . . . . . . .        $10,490      $11,589      $10,989      $12,537
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------
Income from operations . . . . . . . . . . . . .        $ 2,161      $ 2,430      $ 2,725      $ 2,941
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------
Net income . . . . . . . . . . . . . . . . . . .        $ 2,161      $ 2,430      $ 2,772      $ 2,941
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------
Per share:
   Net income. . . . . . . . . . . . . . . . . .          $0.13        $0.15       $0.16         $0.17
   Dividends . . . . . . . . . . . . . . . . . .          $0.28        $0.28       $0.28         $0.28
Weighted average number of shares. . . . . . . .     16,742,965   16,771,742   16,955,262   16,971,879

1994
Total revenues . . . . . . . . . . . . . . . . .        $ 9,536      $10,852      $10,627      $11,722
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------
Income from operations . . . . . . . . . . . . .        $ 2,779      $ 3,151      $ 2,491      $ 2,486
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------
Net income . . . . . . . . . . . . . . . . . . .        $ 6,408      $ 4,900      $ 1,565      $ 2,393
                                                     ----------   ----------   ----------   ----------
                                                     ----------   ----------   ----------   ----------
Per share:
   Net income. . . . . . . . . . . . . . . . . .          $0.39        $0.30        $0.09        $0.14
   Dividends . . . . . . . . . . . . . . . . . .          $0.28        $0.28        $0.28        $0.28
Weighted average number of shares. . . . . . . .     16,648,662   16,667,946   16,697,659   16,718,995


Note 14:   FUNDS FROM OPERATIONS

The Trust's calculation of Funds From Operations pursuant to the 1995 and 1991 NAREIT definitions for the year ended December 31, 1995, 1994 and 1993, respectively, is as follows:



                                                                        Year Ended December 31
                                                                   -----------------------------------
(In thousands)                                                        1995         1994         1993
------------------------------------------------------------------------------------------------------
Net Income                                                          $10,304      $15,266      $11,594
Less:  Gains on sales of real estate investments . . . . . . . .        (47)      (4,892)         ---
Plus:  Real property depreciation. . . . . . . . . . . . . . . .      9,817        9,031        8,422
       Amortization of tenant improvement costs. . . . . . . . .        631          439          267
       Amortization of leasing commission costs. . . . . . . . .        312          240          239
                                                                    -------      -------      -------
Funds From Operations, 1995 Definition (1) . . . . . . . . . . .    $21,017      $20,084      $20,522
                                                                    -------      -------      -------
                                                                    -------      -------      -------
Plus:  Personal property depreciation. . . . . . . . . . . . . .        133          169          150
       Amortization of deferred debt issuance costs. . . . . . .        391          319          182
                                                                    -------      -------      -------
Funds From Operations, 1991 Definition (2) . . . . . . . . . . .    $21,541      $20,572      $20,854
                                                                    -------      -------      -------
                                                                    -------      -------      -------


    (1) In 1995, the National Association of Real Estate Investment Trusts (NAREIT) interpreted its definition of Funds From Operations. The effect of the 1995 interpretation on the Trust's calculation of FFO is to require exclusion from the add-back of: (i) amortization of deferred financing costs and (ii) depreciation of personal property.

    (2) In 1991, NAREIT adopted a definition of Funds From Operations (FFO) in order to promote an industry-wide standard measure of REIT operating performance. The 1991 definition is as follows: "FUNDS FROM OPERATIONS means net income (computed in accordance with generally accepted accounting principles), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis."


Note 15:   INCOME TAX STATUS OF TRUST

The Trust has qualified, and intends to continue to qualify, as a real estate investment trust under the applicable provisions of the Internal Revenue Code and the comparable California statutes. Under such provisions, the Trust will not be taxed on that portion of its taxable income currently distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed. As the Trust intends to distribute all of its taxable income currently, no provision has been made for federal or state income taxes.

Federal taxable income of the Trust prior to the dividend-paid deductions for the three years ended December 31, was: 1995 -- $12,727,000; 1994 -- $15,129,000 and 1993 -- $12,351,000. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for leases, depreciation of investment properties and gains on property dispositions.

The taxable and nontaxable portions of distributions to shareholders for federal income tax purposes in 1995 are as follows:


                                                     Percentages
                              Distribution  -------------------------------
Dates Paid                   Paid Per Share      Taxable         Nontaxable
----------------------------------------------------------------------------
                                            Ordinary   Capital
                                             Income     Gain
March 15, 1995                    $0.28      67.1%      0.3%       32.6%
June 15, 1995                     $0.28      67.1%      0.3%       32.6%
September 15, 1995                $0.28      67.1%      0.3%       32.6%
December 15, 1995                 $0.28      67.1%      0.3%       32.6%


Note 16:    COMMITMENTS AND CONTINGENCIES

The Trust identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Trust initiates letters of interest and extends offers on a regular basis. At December 31, 1995, the Trust was not committed to fund any acquisition.

The Trust is routinely involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that such outcomes will not have a material adverse effect on the Trust's financial statements.

Investments in real property create a potential for environmental liability on the part of the owner of such real property. If hazardous substances are discovered on or emanating from any of the Trust's properties, the Trust and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances. The Trust carries no express insurance coverage for this type of environmental risk.

The Trust assesses on an ongoing basis measures necessary to comply with environmental laws and regulations. In conducting its assessments, the Trust has identified the following matters:

OAKLAND, CALIFORNIA

During 1994, the Trust concluded the sale of its industrial property in Oakland, California. Under the terms of the sale agreement, the Trust is responsible for any environmental clean-up costs that exceed the sum of (i) $658,000 and (ii) any amounts recovered by the buyer from third parties. On the basis of the current facts and circumstances, the Trust has not recorded a provision for any future environmental liability resulting from this property because the Trust believes the likelihood of incurring any liability is remote. The Trust will continue to monitor the environmental remediation activity and status of this property.

VALLEJO, CALIFORNIA

The Trust has agreed to guarantee the performance of the restoration work related to the disturbance of wetlands by, and to provide certain financial accommodations to, the developer of the Trust's Park Place Shopping Center in Vallejo, California. During July 1995, the developer declared Chapter 11 bankruptcy. The Trust received an initial estimate for the wetlands restoration from an environmental consulting firm, which projected total costs of as much as $250,000. Approximately $200,000 has already been funded by the Trust.

UNDERGROUND STORAGE TANKS

The Trust, as far as it is aware, owns only three properties that presently contain underground storage tanks. The Trust has no knowledge of any leakage or contamination resulting from these tanks that will have a material impact on its financial position or results of operations. There are, however, reported low levels of soil contamination from underground storage tanks removed from the Heritage Place Shopping Center in Tulare, California, prior to its acquisition by the Trust. The prior owner has been ordered by Tulare County environmental officials to clean up suspected soil contamination and has been approved for and received funding from the California Leaking Underground Storage Tank Fund. Should the prior owner fail to complete remediation, the Trust's exposure could be as much as $230,000 per the initial estimate by an environmental consultant. In addition, there is a potential for contamination from reported off-site leaking petroleum underground storage tanks located on properties adjacent to certain Trust properties.

The probable overall costs of these measures cannot be determined at this time due to uncertainty about the extent of environmental risks and the Trust's responsibility, the complexity of environmental laws and regulations, and the selection of alternative compliance approaches. However, the Trust is not aware of any environmental conditions that it believes will have a material impact on its financial position or results of operations.

WESTERN INVESTMENT REAL ESTATE TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
(IN THOUSANDS EXCEPT FOR DATES OF ACQUISITION AND CONSTRUCTION AND DEPRECIABLE LIVES)


               Column A                                          Column B           Column C                    Column D
               --------                                        ------------  -----------------------   ----------------------------
                                                                                                       Cost capitalized subsequent
                                                                             Intial cost to company           to acquisition
                                                                             -----------------------   ---------------------------
                                                                                       Buildings and
             Property Name                                     Encumbrances     Land    improvements      Land       Improvements
             -------------                                     ------------  --------- -------------   ------------  -------------
SHOPPING CENTER/RETAIL
Luckys, El Cerrito,  CA                                                          $250        $450              $0         $625
San Antonio Center, Mountain View,  CA                                            310         534               0        4,427
Kmart, Napa,  CA
Luckys, Santa Maria,  CA                                                           77         273               0          164
Denny's, Redwood City,  CA                                                        101         138               0            0
Carpeteria, Concord,  CA                                                          794         249               0          146
Kwik Stop, Santa Rosa,  CA                                                         20          54               0          180
Acapulco Y Los Arcos, Fresno,  CA                                                 163         382               0            0
Serra Center, Colma,  CA (30% interest)                                           433         914               0           31
Dodge Center,  Fallon,  NV                                                        405       1,595               0           32
West Town, Winnemuca,  NV                                                         130       3,386               0            0
Nob Hill General Stores, Watsonville,  CA                                         416       1,084               0            0
Eastridge Plaza Shopping Center, Porterville,  CA                                 939       4,390               0           44
Angel's Camp Town Center, Angels Camp,  CA                                        580       4,447               0          110
Heritage Place Shopping Center, Tulare,  CA                                     1,427       7,117               0          234
Raley's Shopping Center, Yuba City,  CA                                         2,101       5,151               0        1,036
Canal Farms Shopping Center, Los Banos,  CA                                     1,180       6,904               0          497
Kmart Center, Sacramento,  CA                                                   1,875       3,116               0          296
Park Place Shopping Center,  Vallejo,  CA                                       3,850      11,291             109          486
Blossom Valley Plaza, Turlock,  CA                                              2,448       8,315               0          381
Coalinga Shopping Center, Coalinga,  CA                         $1,294            816       2,144               0          827
Commonwealth Square Shopping Center, Folsom,  CA                                3,312      13,022               0           98
Country Gables Shopping Center, Granite Bay,  CA                                2,704      12,684               0          325
Heritage Oak Shopping Center, Gridley,  CA                                      1,603       3,597               0           93
Belle Mill Landing, Red Bluff,  CA                                              2,247       6,043               0        1,821
Anderson Square, Anderson,  CA                                                  1,145       2,125               0          327
North Hills Shopping Center, Reno,  NV                                          1,700       6,911               0           56
North Hills (Phase II)                                                          3,706
Cobblestone Shopping Center, Redding,  CA                                       2,375       7,969               0          150
Victorian Walk Shopping Center, Fresno,  CA                                     1,120       7,356               0          178
Elko Junction Shopping Center, Elko,  CA                                          580       7,631               0        1,973
Elko Junction (Phase II)                                                        1,936                        (111)           0
Skypark Plaza Shopping Center, Chico,  CA                                       2,854      10,454               0        1,326
Heritage Park Shopping Center, Suisun,  CA                                      3,575      12,187               0          129
Pinecreek Shopping Center, Grass Valley,  CA (50% interest)(1)                  2,725       7,966               0          108
Eagle Station Shopping Center, Carson City,  NV                                 1,735       7,585               0          110
Currier Square Shopping Center, Oroville,  CA                                   2,025       7,203               0          748
Yreka Junction, Yreka,  CA                                                      1,350       5,846               0          441
Ukiah Crossroads Shopping Center, Ukiah,  CA                                    1,925       8,119               0          327
Raley's Supermarket, Fallon,  NV                                                1,000       3,220               0            0
Caughlin Ranch Shopping Center, Reno,  NV                                       2,950       7,123               0          297



                                                                                        Column E
                                                                 ---------------------------------------------------
                                                                   Gross amount at which carried at close of period
                                                                 ---------------------------------------------------
                                                                                                 Properties
                                                                                                  Operating
                                                                                                 under Direct
                                                                                 Buidings and     Financing
                                                                    Land         Improvements       Leases     Total
                                                                 ---------       ------------    ------------ ------
SHOPPING CENTER/RETAIL
Luckys, El Cerrito,  CA                                             $250            $1,075                    $1,325
San Antonio Center, Mountain View,  CA                               310             4,961                     5,271
Kmart, Napa,  CA                                                                         0            781        781
Luckys, Santa Maria,  CA                                              77               437                       514
Denny's, Redwood City,  CA                                           101               138                       239
Carpeteria, Concord,  CA                                             794               395                     1,189
Kwik Stop, Santa Rosa,  CA                                            20               234                       254
Acapulco Y Los Arcos, Fresno,  CA                                    163               382                       545
Serra Center, Colma,  CA (30% interest)                              433               945                     1,378
Dodge Center,  Fallon,  NV                                           405             1,627                     2,032
West Town, Winnemuca,  NV                                            130             3,386                     3,516
Nob Hill General Stores, Watsonville,  CA                            416             1,084                     1,500
Eastridge Plaza Shopping Center, Porterville,  CA                    939             4,434                     5,373
Angel's Camp Town Center, Angels Camp,  CA                           580             4,557                     5,137
Heritage Place Shopping Center, Tulare,  CA                        1,427             7,351                     8,778
Raley's Shopping Center, Yuba City,  CA                            2,101             6,187                     8,288
Canal Farms Shopping Center, Los Banos,  CA                        1,180             7,401                     8,581
Kmart Center, Sacramento,  CA                                      1,875             3,412                     5,287
Park Place Shopping Center,  Vallejo,  CA                          3,959            11,777                    15,736
Blossom Valley Plaza, Turlock,  CA                                 2,448             8,696                    11,144
Coalinga Shopping Center, Coalinga,  CA                              816             2,971                     3,787
Commonwealth Square Shopping Center, Folsom,  CA                   3,312            13,120                    16,432
Country Gables Shopping Center, Granite Bay,  CA                   2,704            13,009                    15,713
Heritage Oak Shopping Center, Gridley,  CA                         1,603             3,690                     5,293
Belle Mill Landing, Red Bluff,  CA                                 2,247             7,864                    10,111
Anderson Square, Anderson,  CA                                     1,145             2,452                     3,597
North Hills Shopping Center, Reno,  NV                             1,700             6,967                     8,667
North Hills (Phase II)                                             3,706                 0                     3,706
Cobblestone Shopping Center, Redding,  CA                          2,375             8,119                    10,494
Victorian Walk Shopping Center, Fresno,  CA                        1,120             7,534                     8,654
Elko Junction Shopping Center, Elko,  CA                             580             9,604                    10,184
Elko Junction (Phase II)                                           1,825                 0                     1,825
Skypark Plaza Shopping Center, Chico,  CA                          2,854            11,780                    14,634
Heritage Park Shopping Center, Suisun,  CA                         3,575            12,316                    15,891
Pinecreek Shopping Center, Grass Valley,  CA (50% interest)(1)     2,725             8,074                    10,799
Eagle Station Shopping Center, Carson City,  NV                    1,735             7,695                     9,430
Currier Square Shopping Center, Oroville,  CA                      2,025             7,951                     9,976
Yreka Junction, Yreka,  CA                                         1,350             6,287                     7,637
Ukiah Crossroads Shopping Center, Ukiah,  CA                       1,925             8,446                    10,371
Raley's Supermarket, Fallon,  NV                                   1,000             3,220                     4,220
Caughlin Ranch Shopping Center, Reno,  NV                          2,950             7,420                    10,370



                                                                     Column F       Column G      Column H      Column I
                                                                   ------------   ------------    ---------   -------------
                                                                                                                 Life on
                                                                                                                  which
                                                                                                              depreciation
                                                                                                              in the latest
                                                                                                                 income
                                                                   Accumulated       Date of         Date      statement is
                                                                   Depreciation   Construction     Acquired      computed
                                                                   ------------   ------------    ---------   -------------
SHOPPING CENTER/RETAIL
Luckys, El Cerrito,  CA                                                 $738        1964/1983        1964         31
San Antonio Center, Mountain View,  CA                                 1,645        1959/1990        1965      10 to 31
Kmart, Napa,  CA                                                                       1964          1966
Luckys, Santa Maria,  CA                                                 376           1962          1967         28
Denny's, Redwood City,  CA                                               120           1968          1968         45
Carpeteria, Concord,  CA                                                 291           1963          1969      20 to 30
Kwik Stop, Santa Rosa,  CA                                                54           1970          1970         25
Acapulco Y Los Arcos, Fresno,  CA                                        355           1972          1972         28
Serra Center, Colma,  CA (30% interest)                                  668           1972       1973/1988    10 to 31
Dodge Center,  Fallon,  NV                                             1,156           1976          1977      24 to 31
West Town, Winnemuca,  NV                                              1,508        1978/1991        1978      25 to 31
Nob Hill General Stores, Watsonville,  CA                                577           1982          1982         25
Eastridge Plaza Shopping Center, Porterville,  CA                      1,337           1985          1985      5 to 35
Angel's Camp Town Center, Angels Camp,  CA                             1,309           1986          1985      3 to 31
Heritage Place Shopping Center, Tulare,  CA                            2,070           1986          1985      5 to 31
Raley's Shopping Center, Yuba City,  CA                                1,480        1963/1984        1986      4 to 40
Canal Farms Shopping Center, Los Banos,  CA                            1,755           1988          1986      4 to 31
Kmart Center, Sacramento,  CA                                            997        1964/1986        1986      4 to 31
Park Place Shopping Center,  Vallejo,  CA                              2,169           1987          1990      3 to 31
Blossom Valley Plaza, Turlock,  CA                                     1,510        1988/1991        1990      5 to 31
Coalinga Shopping Center, Coalinga,  CA                                  877           1977          1987      5 to 31
Commonwealth Square Shopping Center, Folsom,  CA                       2,357           1988          1990      3 to 31
Country Gables Shopping Center, Granite Bay,  CA                       2,029           1988          1991      3 to 31
Heritage Oak Shopping Center, Gridley,  CA                             1,000           1981          1987      5 to 31
Belle Mill Landing, Red Bluff,  CA                                     1,753      1982/1987/1994     1987      3 to 31
Anderson Square, Anderson,  CA                                           646           1979          1987      5 to 31
North Hills Shopping Center, Reno,  NV                                 1,714           1986          1988      4 to 31
North Hills (Phase II)                                                                               1993
Cobblestone Shopping Center, Redding,  CA                              1,975           1984          1988      3 to 31
Victorian Walk Shopping Center, Fresno,  CA                            1,696           1988          1988      3 to 31
Elko Junction Shopping Center, Elko,  CA                               1,759        1986/1991        1988      3 to 31
Elko Junction (Phase II)                                                               1994          1993
Skypark Plaza Shopping Center, Chico,  CA                              2,599        1985/1991        1988      3 to 31
Heritage Park Shopping Center, Suisun,  CA                             2,231           1989          1990       5 to31
Pinecreek Shopping Center, Grass Valley,  CA (50% interest)(1)         1,815           1988          1989      3 to 31
Eagle Station Shopping Center, Carson City,  NV                        1,557           1982          1989      3 to 31
Currier Square Shopping Center, Oroville,  CA                          1,606        1969/1989        1989      5 to 31
Yreka Junction, Yreka,  CA                                             1,314           1984          1990      5 to 31
Ukiah Crossroads Shopping Center, Ukiah,  CA                           1,724           1986          1989      3 to 31
Raley's Supermarket, Fallon,  NV                                         511           1991          1991         31
Caughlin Ranch Shopping Center, Reno,  NV                              1,073        1990/1991        1990      3 to 31



               Column A                                          Column B           Column C                    Column D
               --------                                        ------------  -----------------------   ----------------------------
                                                                                                       Cost capitalized subsequent
                                                                             Intial cost to company           to acquisition
                                                                             -----------------------   ---------------------------
                                                                                       Buildings and
             Property Name                                     Encumbrances     Land    improvements      Land       Improvements
             -------------                                     ------------  --------- -------------   ------------  -------------
SHOPPING CENTER/RETAIL
Mercantile Row Shopping Center, Dinuba,  CA                                     1,440       6,208               0          (18)
Elverta Crossing Shopping Center, Sacramento,  CA                               3,370       7,477               0          631
Centennial Plaza Shopping Center, Hanford,  CA                                  2,225       8,935               0            5
Laguna 99 Shopping Center, Elk Grove,  CA                                       2,791      11,194               0          (25)
Mission Ridge Shopping Center, Manteca,  CA                                     2,373       9,552               0            9
Northridge Shopping Center, Fair Oaks,  CA                                      1,666       6,830               0         (106)
Plaza 580 Shopping Center, Livermore,  CA                                       2,941      11,768             403           42
Nob Hill General Stores, Hollister,  CA                                           960       3,869               0            0
Nob Hill General Stores, Newman,  CA                                              626       2,535               0            0
                                                                --------------------------------------------------------------
                    Total Shopping Center/Retail                  1,294        79,274     267,343             401       18,561

INDUSTRIAL
Viking Freight Systems, Santa Clara,  CA                                          548           0               0            0
Merchants, Inc., Commerce City,  CO                                               278         648               0          263
                                                                --------------------------------------------------------------
                    Total Industrial                                  0           826         648               0          263

COMMERCIAL
US Postal Service, Boulder Creek,  CA                                               8          38               0           31
Coast Savings & Loan, Cupertino,  CA                                              615         845               0            0
Coast Savings & Loan (Taraval St), San Francisco,  CA                             366       1,824               0            0
Coast Savings & Loan, Monterey,  CA                                               911       2,189               0            0
Coast Savings & Loan (Market St), San Francisco,  CA                              873       1,068               0            0
Coast Savings & Loan, Santa Cruz,  CA                                             205         823               0            0
Coast Savings & Loan, Salinas,  CA                                                516       1,632               0            0
3450 California St., San Francisco,  CA                                         1,450       1,159               0          279
Redwood II, Petaluma,  CA                                                       1,017       3,052               0            1
Crystal Lake Park, Milpitas,  CA                                                  979       6,020               0          514
                                                                --------------------------------------------------------------
                    Total Commercial                                  0         6,940      18,650               0          825
                                                                --------------------------------------------------------------

                    Total All Properties                         $1,294       $87,040    $286,641            $401      $19,649
                                                                --------------------------------------------------------------
                                                                --------------------------------------------------------------



                                                                                        Column E
                                                                 ---------------------------------------------------
                                                                   Gross amount at which carried at close of period
                                                                 ---------------------------------------------------
                                                                                                 Properties
                                                                                                  Operating
                                                                                                 under Direct
                                                                                 Buidings and     Financing
                                                                    Land         Improvements       Leases     Total
                                                                 ---------       ------------    ------------ ------
SHOPPING CENTER/RETAIL
Mercantile Row Shopping Center, Dinuba,  CA                        1,440             6,190                     7,630
Elverta Crossing Shopping Center, Sacramento,  CA                  3,370             8,108                    11,478
Centennial Plaza Shopping Center, Hanford,  CA                     2,225             8,940                    11,165
Laguna 99 Shopping Center, Elk Grove,  CA                          2,791            11,169                    13,960
Mission Ridge Shopping Center, Manteca,  CA                        2,373             9,561                    11,934
Northridge Shopping Center, Fair Oaks,  CA                         1,666             6,724                     8,390
Plaza 580 Shopping Center, Livermore,  CA                          3,344            11,810                    15,154
Nob Hill General Stores, Hollister,  CA                              960             3,869                     4,829
Nob Hill General Stores, Newman,  CA                                 626             2,535                     3,161
                                                                ----------------------------------------------------
                    Total Shopping Center/Retail                  79,675           285,904            781    366,360

INDUSTRIAL
Viking Freight Systems, Santa Clara,  CA                             548                 0          1,288      1,836
Merchants, Inc., Commerce City,  CO                                  278               911                     1,189
                                                                ----------------------------------------------------
                    Total Industrial                                 826               911          1,288      3,025

COMMERCIAL
US Postal Service, Boulder Creek,  CA                                  8                69                        77
Coast Savings & Loan, Cupertino,  CA                                 615               845                     1,460
Coast Savings & Loan (Taraval St), San Francisco,  CA                366             1,824                     2,190
Coast Savings & Loan, Monterey,  CA                                  911             2,189                     3,100
Coast Savings & Loan (Market St), San Francisco,  CA                 873             1,068                     1,941
Coast Savings & Loan, Santa Cruz,  CA                                205               823                     1,028
Coast Savings & Loan, Salinas,  CA                                   516             1,632                     2,148
3450 California St., San Francisco,  CA                            1,450             1,438                     2,888
Redwood II, Petaluma,  CA                                          1,017             3,053                     4,070
Crystal Lake Park, Milpitas,  CA                                     979             6,534                     7,513
                                                                ----------------------------------------------------
                    Total Commercial                               6,940            19,475              0     26,415
                                                                ----------------------------------------------------

                    Total All Properties                         $87,441          $306,290         $2,069   $395,800
                                                                ----------------------------------------------------
                                                                ----------------------------------------------------



                                                                     Column F       Column G      Column H      Column I
                                                                   ------------   ------------    ---------   -------------
                                                                                                                 Life on
                                                                                                                  which
                                                                                                              depreciation
                                                                                                              in the latest
                                                                                                                 income
                                                                   Accumulated       Date of         Date      statement is
                                                                   Depreciation   Construction     Acquired      computed
                                                                   ------------   ------------    ---------   -------------
SHOPPING CENTER/RETAIL
Mercantile Row Shopping Center, Dinuba,  CA                            1,003           1990          1990      3 to 31
Elverta Crossing Shopping Center, Sacramento,  CA                      1,103        1991/1993        1990      5 to 31
Centennial Plaza Shopping Center, Hanford,  CA                           434           1991          1994      5 to 31
Laguna 99 Shopping Center, Elk Grove,  CA                                571           1993          1994         31
Mission Ridge Shopping Center, Manteca,  CA                              488           1993          1994       5 to31
Northridge Shopping Center, Fair Oaks,  CA                               359        1958/1986        1994      5 to 31
Plaza 580 Shopping Center, Livermore,  CA                                601           1993          1994         31
Nob Hill General Stores, Hollister,  CA                                  138           1994          1994         31
Nob Hill General Stores, Newman,  CA                                      71           1995          1995         31
                                                                ------------
                    Total Shopping Center/Retail                      55,119

INDUSTRIAL
Viking Freight Systems, Santa Clara,  CA                           N/A                 1978          1978        N/A
Merchants, Inc., Commerce City,  CO                                      208           1984          1984      24 to 35
                                                                ------------
                    Total Industrial                                     208

COMMERCIAL
US Postal Service, Boulder Creek,  CA                                     49           1959          1969      5 to 30
Coast Savings & Loan, Cupertino,  CA                                     346           1980          1985         25
Coast Savings & Loan (Taraval St), San Francisco,  CA                    730           1975          1985         25
Coast Savings & Loan, Monterey,  CA                                      876           1963          1985         25
Coast Savings & Loan (Market St), San Francisco,  CA                     427           1964          1986         25
Coast Savings & Loan, Santa Cruz,  CA                                    197           1980          1986         40
Coast Savings & Loan, Salinas,  CA                                       388           1937          1986         40
3450 California St., San Francisco,  CA                                  573        1957/1987        1987      10 to 31
Redwood II, Petaluma,  CA                                                674           1985          1989         31
Crystal Lake Park, Milpitas,  CA                                       1,662           1987          1987      10 to 31
                                                                ------------
                    Total Commercial                                   5,922
                                                                ------------

                    Total All Properties                             $61,249
                                                                ------------
                                                                ------------

(1) Pinecreek is encumbered by a note and deed of trust under which the 50% co-owner is the borrower.

(2) The aggregate cost or adjusted basis of rental property for federal income tax purposes reconciles to the amount reflected in the financial statements at December 31, 1995 as follows:

             Basis for federal income tax purposes                      $305,113
             Direct financing leases capitalized for financial reporti   ($3,153)
             Reduction in tax basis for deferred gains on condemnation    $4,271
               sales and discharge of indebtedness
             Miscellaneous differences                                       $59
                                                                        --------
             Financial statement reporting basis                        $306,290
                                                                        --------
                                                                        --------

WESTERN INVESTMENT REAL ESTATE TRUST
1995 BUILDING IMPROVEMENT AND LEASING COMMISSION ADDITIONS


                                                               BUILDING            LEASING
NAME                           LOCATION                      IMPROVEMENTS        COMMISSIONS
----                           --------                      ------------        -----------
SHOPPING CENTERS / RETAIL

CARPETERIA                     CONCORD, CA                     $    4               $  -
FAST & EASY MART               SANTA ROSA, CA                     180                  -
EASTRIDGE PLAZA                PORTERVILLE, CA                      5                  -
ANGELS CAMP TOWN CENTER        ANGELS CAMP, CA                     98                  -
HERITAGE PLACE                 TULARE, CA                          20                  6
RALEY'S CENTER                 YUBA CITY, CA                      244                 56
CANAL FARMS                    LOS BANOS, CA                      257                  4
KMART CENTER                   SACRAMENTO, CA                     100                  -
PARK PLACE                     VALLEJO, CA                        135                  -
COALINGA                       COALINGA, CA                        35                  -
COMMONWEALTH SQUARE            FOLSOM, CA                          52                 44
COUNTRY GABLES                 GRANITE BAY, CA                      9                  7
HERITAGE OAK                   GRIDLEY, CA                         42                  -
BELLE MILL LANDING             RED BLUFF, CA                      596                  -
ANDERSON SQUARE                ANDERSON, CA                        91                  -
COBBLESTONE                    REDDING, CA                         27                  -
VICTORIAN WALK                 FRESNO, CA                          44                  5
ELKO JUNCTION                  ELKO, NV                           737                100
SKYPARK PLAZA                  CHICO, CA                           51                 10
PINECREEK (50%)                GRASS VALLEY, CA                     6                 14
EAGLE STATION                  CARSON CITY, NV                     24                 14
CURRIER SQUARE                 OROVILLE, CA                        42                  -
YREKA JUNCTION                 YREKA, CA                           47                  -
CROSSROADS                     UKIAH, CA                           16                  -
CAUGHLIN RANCH                 RENO, NV                           101                 51
MERCANTILE ROW                 DINUBA, CA                           -                  2
ELVERTA CROSSING               SACRAMENTO, CA                       -                 17
CENTENNIAL PLAZA               HANFORD, CA                          5                  -
LAGUNA 99 PLAZA                ELK GROVE, CA                        4                  9
MISSION RIDGE PLAZA            MANTECA, CA                          6                  4
NORTHRIDGE                     FAIR OAKS, CA                       15                 13
PLAZA 580 PLAZA                LIVERMORE, CA                       87                  2
                                                               ------               ----
  SUBTOTAL - SHOPPING CENTERS / RETAIL                         $3,080               $358
                                                               ------               ----
COMMERCIAL

REDWOOD II                     PETALUMA, CA                    $    1               $  -
CRYSTAL LAKE PARK              MILPITAS, CA                       431                143
                                                               ------               ----
  SUBTOTAL - COMMERCIAL                                        $  432               $143
                                                               ------               ----
INDUSTRIAL

MERCHANTS, INC.                COMMERCE CITY, CO.              $  263               $  -
                                                               ------               ----
  SUBTOTAL - INDUSTRIAL                                        $  263               $  -
                                                               ------               ----
    TOTAL                                                      $3,775               $501
                                                               ------               ----
                                                               ------               ----

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES.

None.

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the trustees and executive officers of the Trust is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 9, 1996, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated by reference to the sections entitled "Compensation of Trustees", "Compensation of Executive Officers", "Compensation Pursuant to Plans", "Trustee Emeritus Program and Death and Disability Program", "Stock Option Grants and Exercises" and "Report of Compensation Committee on Executive Compensation" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 9, 1996, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 9, 1996, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Trust, its employees, officers or trustees are not engaged in any related transactions with the Trust. Additionally, the Trust has never made any loans to its management.

                                       PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                                          Page
                                                                          ----
      (a)  1. Financial Statements - Included in Item 8
              Report of Independent Certified Public Accountants            21
              Balance Sheets - December 31, 1995 and 1994                   22
              Financial Statements for the Years Ended
                 December 31, 1995, 1994 and 1993:
                   Statements of Income                                     23
                   Statements of Shareholders' Equity                       24
                   Statements of Cash Flows                                 25
                   Notes to Financial Statements                      26 to 34

           2. Financial Statement Schedule III:  Real Estate and
              Accumulated Depreciation                                35 to 36

           3. Additional Information:  1995 Building Improvement
              and Leasing Commission Additions (unaudited)                  37

      (b)  1. Reports on Form 8-K.

              None.

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


           (4.3)   Form of Senior Notes (filed as Exhibit 4.2 to
                   Registration Statement on Form S-3 No. 33-71270 and incorporated herein by reference).


           (10.1)**Trust's Nonqualified Stock Option Plan (filed as
                   Exhibit 4.2 to Registration Statement on Form
                   S-8 No. 33-27016 and incorporated herein by reference).


           (10.2)**Trust's Trustee Emeritus Plan (filed as an Exhibit to Proxy Statement dated March 25, 1986, and incorporated herein by reference.


           (23)*   Consent of Independent Certified Public Accountants      41
__________

*     Filed with this report.
**    Management contract or compensatory plan or arrangement.

Consent of Independent Certified Public Accountants



The Trustees
Western Investment Real Estate Trust:




We consent to incorporation by reference in the registration statement
(No. 33-27016) on Form S-8 of Western Investment Real Estate Trust of our report dated January 29, 1996, relating to the balance sheets of Western Investment Real Estate Trust as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, and the related schedule, which report appears in the December 31, 1995, annual report on Form 10-K of Western Investment Real Estate Trust.




San Francisco, California                                  KPMG PEAT MARWICK LLP
March 21, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------
(Registrant)

                                       By:       s/ DENNIS D. RYAN
                                           -------------------------------------
                                                 Dennis D. Ryan
                                                 Executive Vice President,
                                                   Chief Financial Officer
Dated: March 21, 1996                              and Trustee
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date
---------                             -----                     ----

s/ O. A. Talmage                  Chairman of the Board,        March 21, 1996
------------------------------    Chief Executive               --------------
O. A. Talmage                     Officer and Trustee



s/ William A. Talmage             President,                    March 21, 1996
------------------------------    Chief Operating Officer       --------------
William A. Talmage                and Trustee



s/ Dennis D. Ryan                 Executive Vice President,     March 21, 1996
------------------------------    Chief Financial Officer       --------------
Dennis D. Ryan                    and Trustee



s/ Chester R. MacPhee, Jr.        Trustee                       March 21, 1996
------------------------------                                  --------------
Chester R. MacPhee, Jr.


s/ Reginald B. Oliver             Trustee                       March 21, 1996
------------------------------                                  --------------
Reginald B. Oliver


s/ James L. Stell                 Trustee                       March 21, 1996
------------------------------                                  --------------
James L. Stell