Form 10-Q
period 1996-03-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1996-05-08
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACTION OF 1934


                      For the Quarter ended MARCH 31, 1996

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number  0-2809


                      WESTERN INVESTMENT REAL ESTATE TRUST
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                        94-6100058
- -------------------------------------------              ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

 3450 CALIFORNIA STREET, SAN FRANCISCO, CA                        94118
- -------------------------------------------               ----------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (415) 929-0211
                                                          ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X   No
                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.



Shares of Beneficial Interest, No Par Value - 16,972,496 shares as of March 31, 1996

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                  INDEX TO 10-Q


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1.   Financial Statements (unaudited)

          Balance Sheets - March 31, 1996 and December 31, 1995                3

          Statements of Income - Three months ended March 31, 1996
             and 1995                                                          4

          Statements of Shareholders' Equity - Three months ended
             March 31, 1996 and year ended December 31, 1995                   5

          Statements of Cash Flows - Three months ended March 31,
             1996 and 1995                                                     6

          Notes to Financial Statements                                   7 - 11


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12 - 13


PART II.  OTHER INFORMATION                                                   14


SIGNATURE                                                                     15

                         PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

                      WESTERN INVESTMENT REAL ESTATE TRUST
                                 Balance Sheets
                                   (Unaudited)


ASSETS                                                            March 31,      December 31,
                                                                    1996            1995
                                                                 ----------------------------
                                                                        (In thousands)
Real estate investments:
     Real estate owned . . . . . . . . . . . . . . . . . . . .     $397,523       $395,800
     Less accumulated depreciation and amortization. . . . . .      (63,890)       (61,249)
                                                                   --------       --------
          Net real estate investments. . . . . . . . . . . . .      333,633        334,551

Cash and cash equivalents. . . . . . . . . . . . . . . . . . .          730            657
Accounts receivable and other assets . . . . . . . . . . . . .        6,341          6,868
Deferred long-term debt issuance costs, net. . . . . . . . . .        2,438          2,495
                                                                   --------       --------
                                                                   $343,142       $344,571
                                                                   --------       --------
                                                                   --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . . . . . .     $ 29,425       $ 29,250
Convertible debentures . . . . . . . . . . . . . . . . . . . .       63,393         63,433
Senior notes, net. . . . . . . . . . . . . . . . . . . . . . .       49,886         49,882
Real estate loan payable . . . . . . . . . . . . . . . . . . .        1,276          1,294
                                                                   --------       --------
                                                                    143,980        143,859

Interest payable . . . . . . . . . . . . . . . . . . . . . . .        1,930          1,641
Prepaid rents and security deposits. . . . . . . . . . . . . .        1,273          1,320
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .        1,096            952
                                                                   --------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . . .      148,279        147,772
                                                                   --------       --------
Shareholders' equity:
          Shares of beneficial interest, no par value,
          unlimited share authorization.
          Issued and outstanding:
          March 31, 1996 - 16,972,496 shares;
          December 31, 1995 - 16,972,496 shares. . . . . . . .      240,034        240,034
     Accumulated dividends in excess of net income . . . . . .      (45,171)       (43,235)
                                                                   --------       --------

     Commitments and contingencies (Notes E and F)


     Total shareholders' equity. . . . . . . . . . . . . . . .      194,863        196,799
                                                                   --------       --------
                                                                   $343,142       $344,571
                                                                   --------       --------
                                                                   --------       --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                              Statements of Income
                                   (Unaudited)


                                                                         Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                      1996               1995
                                                                ----------------------------------
                                                                         (In thousands,
                                                                 except share and per share data)
REVENUES:
     Minimum rents . . . . . . . . . . . . . . . . . . . . . .     $    9,539          $    8,982
     Percentage rents. . . . . . . . . . . . . . . . . . . . .            154                 138
     Recoveries from tenants . . . . . . . . . . . . . . . . .          1,283               1,183
     Other income. . . . . . . . . . . . . . . . . . . . . . .            195                 187
                                                                   ----------          ----------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . .         11,171              10,490
                                                                   ----------          ----------
EXPENSES:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . .          2,843               2,899
     Property operating costs. . . . . . . . . . . . . . . . .          1,594               1,611
     Depreciation and amortization . . . . . . . . . . . . . .          2,747               2,681
     Other operating expenses. . . . . . . . . . . . . . . . .            693                 706
     General and administrative. . . . . . . . . . . . . . . .            478                 432
                                                                   ----------          ----------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . .          8,355               8,329
                                                                   ----------          ----------

     Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    2,816          $    2,161
                                                                   ----------          ----------
                                                                   ----------          ----------
Per share data:

     Net income. . . . . . . . . . . . . . . . . . . . . . . .     $    0.166          $    0.129
                                                                   ----------          ----------
     Cash dividends paid . . . . . . . . . . . . . . . . . . .     $     0.28          $     0.28
                                                                   ----------          ----------
Weighted average number of shares outstanding. . . . . . . . .     16,972,496          16,742,965
                                                                   ----------          ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                       Statements of Shareholders' Equity
                                   (Unaudited)

                      Three Months Ended March 31, 1996 and
                          Year Ended December 31, 1995
                        (In thousands, except share data)


                                                                                 Accumulated
                                                            Shares of             Dividends       Total
                                                         Beneficial Interest      in Excess       Share-
                                                         -------------------        of Net       holders'
                                                         Number        Amount       Income       Equity
                                                     -----------------------------------------------------
Balance, January 1, 1995 . . . . . . . . . . . . .     16,734,532     $237,341     $(34,657)    $202,684
Net proceeds from issuance of shares . . . . . . .         43,575          514           --          514
Debenture redemptions. . . . . . . . . . . . . . .        194,389        2,179           --        2,179
Net income . . . . . . . . . . . . . . . . . . . .             --           --       10,304       10,304
Cash dividends paid. . . . . . . . . . . . . . . .             --           --      (18,882)     (18,882)
                                                       ----------   ----------    ----------   ----------
Balance, December 31, 1995 . . . . . . . . . . . .     16,972,496      240,034      (43,235)     196,799


Net income . . . . . . . . . . . . . . . . . . . .             --           --        2,816        2,816
Cash dividends paid. . . . . . . . . . . . . . . .             --           --       (4,752)      (4,752)
                                                       ----------   ----------    ----------   ----------

BALANCE, MARCH 31, 1996. . . . . . . . . . . . . .     16,972,496     $240,034     $(45,171)    $194,863
                                                       ----------   ----------    ----------   ----------
                                                       ----------   ----------    ----------   ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                     1996         1995
                                                                                    --------------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   2,816    $   2,161
   Adjustments to reconcile net income to net cash
          provided  by operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .         2,747        2,681
     Amortization of deferred debt issuance costs. . . . . . . . . . . . . . .            97          100
     Decrease in accounts receivable and other assets. . . . . . . . . . . . .           603          356
     Increase in deferred rent receivable. . . . . . . . . . . . . . . . . . .          (155)        (174)
     Increase (decrease) in interest payable . . . . . . . . . . . . . . . . .           289       (1,005)
     Increase in prepaid rents and security deposits
          and other liabilities. . . . . . . . . . . . . . . . . . . . . . . .            97          895
                                                                                   ---------    ---------
     Net cash provided by operating activities . . . . . . . . . . . . . . . .         6,494        5,014
                                                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Recovery of acquisition costs (acquisition of real estate investment) . . .            26       (3,005)
   Improvements of real estate investments . . . . . . . . . . . . . . . . . .        (1,876)        (982)
   Recovery of investment in direct financing leases . . . . . . . . . . . . .            64           56
                                                                                   ---------    ---------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . .        (1,786)       3,931)
                                                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank line of credit . . . . . . . . . . . . . . . . . . . . . .         9,000       11,700
   Principal payments on bank line of credit . . . . . . . . . . . . . . . . .        (8,825)      (8,295)
   Principal payments on real estate loan payable. . . . . . . . . . . . . . .           (18)         (16)
   Redemption of convertible debentures. . . . . . . . . . . . . . . . . . . .           (40)          --
   Net proceeds from issuance of shares. . . . . . . . . . . . . . . . . . . .            --          166
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,752)      (4,687)
                                                                                   ---------    ---------
     Net cash used in financing activities . . . . . . . . . . . . . . . . . .        (4,635)      (1,132)
                                                                                   ---------    ---------
     Net increase (decrease) in cash and cash equivalents. . . . . . . . . . .            73          (49)

Cash and cash equivalents, at the beginning of the period. . . . . . . . . . .     $     657    $     648
                                                                                   ---------    ---------
                                                                                   ---------    ---------
Cash and cash equivalents, at the end of the period. . . . . . . . . . . . . .     $     730    $     599
                                                                                   ---------    ---------
                                                                                   ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest. . . . . . . . . . . . . . . . . .     $   2,490    $   3,804
                                                                                   ---------    ---------
                                                                                   ---------    ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                                 March 31, 1996
                                   (Unaudited)



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


Note B:   REAL ESTATE INVESTMENTS

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

At March 31, 1996, the Trust owned 62 income producing properties, totaling 4.8 million leasable square feet. Included in this total are five properties, which are being held for sale, totaling 55 thousand leasable square feet with a combined net book value of $1.5 million.

During March 1996 the Trust entered into an agreement to sell its Santa Rosa, California, property for $725,000. The Trust anticipates closing this transaction during the third quarter of 1996.

During April 1996 the Trust sold the Redwood City, California property (leased to Denny's Restaurant) for $733,000. The Trust recognized a gain on sale of approximately $560,000. The sales proceeds were used to partially pay down the bank line of credit.

Occupancy percentages for the Trust's portfolio as of March 31, 1996, December 31, 1995 and March 31, 1995 are as follows:


                   March 31, 1996   December 31, 1995   March 31, 1995
                   --------------   -----------------   --------------
Retail                   93.9%            93.8%             92.6%
Commercial              100.0%            93.1%             93.1%
Industrial              100.0%           100.0%            100.0%

Overall Occupancy        94.2%            93.9%             92.7%


Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with improvement and rental of real estate investments. Capitalized costs include third party leasing commissions, tenant improvements and common area improvements. For the three months ended March 31, 1996, the Trust capitalized $1,876,000 of such expenditures (of which $1,813,000 relates to improvements, and $63,000 to leasing commissions). This amount is comprised of $1,494,000 of "Build to Suit" capital improvements; $44,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $336,000 of capitalized costs incurred in connection with previously leased space; and $2,000 of capitalized costs which relate to improvements to common areas.

The Trust's in-house leasing department costs, including related legal and accounting costs, are expensed as incurred.

During the three months ended March 31, 1996, the Trust incurred no Leasing Commissions or Tenant Improvements costs in connection with lease renewals. Leasing Commissions and Tenant Improvements for new leases executed during the three months ended March 31, 1996, consist of the following:


      PROPERTY TYPE                        CAPITALIZED EXPENDITURES ASSOCIATED WITH NEW LEASES
- -------------------------------------------------------------------------------------------------------------------------------
                                           AGGREGATE   PER SQUARE                            AGGREGATE   PER SQUARE
                                            AMOUNT        FOOT                                AMOUNT        FOOT
                                            ------        ----                                ------        ----
 SHOPPING          Build-to-Suit                                          Leasing
 CENTERS &         Developments           $  495,000    $  66.00          Commissions      $   78,912    $   4.64
 RETAIL
 PROPERTIES
                   Tenant
                   Improvements               72,675        4.53                                    0           0
                                         -----------    ---------                            ----------    --------
 TOTAL             Tenant
 SHOPPING          Improvements &
 CENTERS &         Build-to-Suit                                          Leasing
 RETAIL            Developments              567,675       24.10          Commissions     $    78,912   $    4.64
 PROPERTIES                              -----------    ---------                            ----------    --------
                                         -----------    ---------                            ----------    --------



 COMMERCIAL        Tenant                                                 Leasing
                   Improvements           $   99,080    $   8.00          Commissions     $    27,179   $    2.19
                                         -----------    ---------                         -----------   ---------
                                         -----------    ---------                         -----------   ---------


 TOTAL             Build-to-Suit                                          Leasing
 ALL               Developments           $  495,000    $  66.00          Commissions     $   106,091   $    3.61
 PROPERTIES                              -----------    ---------                         ------------  ---------
                                         -----------    ---------                         ------------  ---------
                   Tenant
                   Improvements           $  171,755    $   6.04
                                         -----------    ---------
                                         -----------    ---------


Note D:   DEFERRED RENTAL RECEIVABLE

The Trust recognizes income from deferred rental receivable in accordance with FAS 13. Deferred rental receivable recognized as income was $155,000 and $174,000 for the quarter ended March 31, 1996 and 1995, respectively.

Note E:   BANK LINE OF CREDIT

At March 31, 1996, the Trust had an outstanding balance of $29,425,000 under its $60 million bank line of credit.

On April 26, 1996, the Trust entered into a two-year unsecured $45 million bank line of credit. The $45 million bank line of credit replaces its $60 million facility, which was scheduled to mature May 31, 1996. The interest rate on the $45 million bank line of credit is based on the London Interbank Offered Rate (LIBOR) plus 1.6%, or the participating banks' reference rate, at the Trust's election. In addition, the Trust pays an annual fee of $112,500. The $45 million bank line of credit matures May 31, 1998, at which time the Trust intends to renew or replace it.

The Trust elected to lower the commitment amount on the bank line of credit from $60 million to $45 million in order to avoid paying a commitment fee on the portion of the line of credit the Trust does not intend to use.


Note F:   CONVERTIBLE DEBENTURES

During the quarter ended March 31, 1996, $40,000 of the Trust's convertible debentures were presented for mandatory redemption on behalf of deceased debenture holders, in accordance with the provisions of the convertible debentures. The Trust elected to redeem the debentures for cash.

During the quarter ended March 31, 1995, $132,000 of the Trust's convertible debentures were presented for mandatory redemption on behalf of deceased debenture holders, in accordance with the provisions of the convertible debentures. The Trust elected to exchange 10,494 shares of beneficial interest for these debentures. Net of the convertible debentures deferred issuance costs of $5,000, shareholders' equity increased by $127,000 as a result of the redemption.


Note G:   DIVIDEND REINVESTMENT PLAN

During the quarter ended March 31, 1996, in accordance with the Trust's Dividend Reinvestment Plan, $185,000 in dividend reinvestment and shareholders' additional cash payments were used to purchase shares in the open market for the participating shareholders.

During the quarter ended March 31, 1995, the Trust received $166,000 and issued 13,577 shares of beneficial interest.

Note H:   FUNDS FROM OPERATIONS

The Trust considers Funds From Operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. The Trust believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts' (NAREIT) defines Funds From Operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of property and securities. Funds From Operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income as an indicator of the Trust's operating performance or for cash flows as a measure of liquidity.

Funds From Operations, calculated in accordance with NAREIT 1995 guidelines, for the three months ended March 31, 1996 and 1995, respectively, is as follows:


                                                Three months    Three months
                                                    ended           ended
                                               March 31, 1996  March 31, 1995
                                               --------------  --------------
Net Income                                        $  2,816        $  2,161

Plus:   Real property depreciation                   2,469           2,428
        Amortization of tenant improvement costs       172             142
        Amortization of leasing commissions costs       79              69
                                                  --------        ---------
Funds From Operations                             $  5,536        $  4,800
                                                  --------        --------
                                                  --------        --------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such "forward-looking" statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Trust to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements.

LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows provided by operations and other sources available to the Trust will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT qualification requirements. Cash on hand, borrowings under the existing bank line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth. The Trust has only one loan secured by one of its properties. Additionally, the Trust jointly owns two properties where the co-owner is obligated under a note that is secured by the property.

The Trust's indenture executed in connection with the senior notes and the Trust's bank line of credit contain certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of debt and other restrictions.

On April 26, 1996, the Trust obtained a two-year unsecured $45 million bank line of credit which replaces the previous $60 million facility. The Trust elected to lower the commitment amount on the bank line of credit from $60 million to $45 million in order to avoid paying a commitment fee on the portion of the line of credit the Trust does not intend to use. The
$45 million facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. The bank line of credit expires May 31, 1998, at which time the Trust intends to replace or renew it.

As of March 31, 1996, the Trust has entered into several new leases which call for approximately $3.8 million in future real estate improvements and leasing commissions. These expenditures will be paid from operating cash flows or borrowings under the line of credit.

FUNDS FROM OPERATIONS

Funds From Operations (using the 1995 NAREIT definition) increased $736,000, or 15%, to $5,536,000 for the three months ended March 31, 1996, from $4,800,000 for the comparable period in 1995. The major components of this increase are increased minimum rents and increased recoveries from tenants, which result from increased revenue under existing leases and increased occupancy. The Trust, along with most industry analysts, considers Funds From Operations to be an appropriate supplemental measure of the operating performance of an equity REIT. Funds From Operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED MARCH 31, 1996 AND 1995

Net income increased $655,000, or 30% to $2,816,000 or $0.17 per share, from $2,161,000 or $0.13 per share for the comparable period in 1995. The major components of this increase are increased minimum rents and increased recoveries from tenants, both of which result from increased revenue under existing leases and increased occupancy. The overall occupancy rate for the Trust's portfolio was 94.2% as of March 31, 1996 and 92.7% as of March 31, 1995.

Minimum rents increased $557,000, or 6%, to $9,539,000 for the three months ended March 31, 1996, from $8,982,000 for the comparable period in 1995.

Recoveries from tenants increased $100,000 to $1,283,000 from $1,183,000, an 8% increase.

                          PART   II.  OTHER INFORMATION

Items 1 through 5.  None

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

(b)  Reports on Form 8-K.
     None.
- ----------

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



Dated:       May 8, 1996
      -----------------------