Form 10-Q
period 1996-06-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1996-08-07
CIK 106135

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACTION OF 1934


                   For the Quarter ended JUNE 30, 1996

                                   OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number  0-2809


                     WESTERN INVESTMENT REAL ESTATE TRUST
   -------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


        CALIFORNIA                                  94-6100058
- ------------------------------               -------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


3450 CALIFORNIA STREET, SAN FRANCISCO, CA                94118
- -----------------------------------------     -------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (415) 929-0211
                                               ------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes      X             No
                                                      ----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.



          Shares of Beneficial Interest, No Par Value - 17,134,099 shares as of June 30, 1996

                                WESTERN INVESTMENT REAL ESTATE TRUST

                                          INDEX TO 10-Q



PART I.   FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements (unaudited)

          Balance Sheets - June 30, 1996 and December 31, 1995                3

          Statements of Income - Three and six months ended
            June 30, 1996 and 1995
                                                                              4

          Statements of Shareholders' Equity - Six months ended
            June 30, 1996 and year ended December 31, 1995                    5

          Statements of Cash Flows - Six months ended June 30, 1996           6
            and 1995

          Notes to Financial Statements                                  7 - 11


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12 - 14


PART II.  OTHER INFORMATION                                             15 - 16


SIGNATURE                                                                    17

                          PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

                       WESTERN INVESTMENT REAL ESTATE TRUST
                                 Balance Sheets
                                  (Unaudited)

ASSETS                                              June 30,        December 31,
                                                      1996              1995
                                                    ---------------------------
                                                         (In thousands)
Real estate investments:
   Real estate owned ..............................   $399,053        $395,800
   Less accumulated depreciation and amortization..    (66,427)        (61,249)
                                                      ---------       --------
    Net real estate investments....................    332,626         334,551

Cash and cash equivalents..........................        691             657
Accounts receivable and other assets...............      6,641           6,868
Deferred long-term debt issuance costs, net........      2,321           2,495
                                                      --------        --------
                                                      $342,279        $344,571
                                                      --------        --------
                                                      --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit................................   $ 30,025        $ 29,250
Convertible debentures.............................     61,364          63,433
Senior notes, net..................................     49,889          49,882
Real estate loan payable...........................      1,257           1,294
                                                      --------        --------
                                                       142,535         143,859

Interest payable...................................      1,489           1,641
Prepaid rents and security deposits................      1,170           1,320
Other liabilities..................................      1,138             952
                                                      --------        --------
  Total liabilities................................    146,332         147,772
                                                      --------        --------

Shareholders' equity:
  Shares of beneficial interest, no par value,
    unlimited share authorization.
    Issued and outstanding:
    June 30, 1996 - 17,134,099 shares;
    December 31, 1995 - 16,972,496 shares...........   242,002         240,034
   Accumulated dividends in excess of net income....   (46,055)        (43,235)
                                                      ---------       ---------
   Commitments and contingencies (Note E)

   Total shareholders' equity.......................   195,947         196,799
                                                      --------        --------
                                                      $342,279        $344,571
                                                      --------        --------
                                                      --------        --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        WESTERN INVESTMENT REAL ESTATE TRUST

                               Statements of Income
                                    (Unaudited)

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                   -------------------        -----------------
                                                   1996           1995         1996       1995
                                                   ----           ----         ----       ----
                                                   (In thousands, except share and per share data)
REVENUES:
  Minimum rents...................................  $9,597        $9,396      $19,136    $18,376
  Percentage rents................................     186           128          340        266
  Recoveries from tenants.........................   2,029         1,973        3,312      3,156
  Other income....................................     214            92          409        281
                                                    ------        ------       ------     ------
Total revenues....................................  12,026        11,589       23,197     22,079
                                                    ------        ------       ------     ------
                                                    ------        ------       ------     ------
EXPENSES:
  Interest.....................................      2,817         2,924        5,660      5,823
  Property operating costs.....................      2,445         2,336        4,039      3,947
  Depreciation and amortization................      2,820         2,715        5,567      5,396
  Other operating expenses.....................        646           711        1,339      1,417
  General and administrative...................        461           473          939        905
                                                    ------        ------       ------     ------
Total expenses.................................      9,189         9,159       17,544     17,488
                                                    ------        ------       ------     ------
  Income from operations.......................      2,837         2,430        5,653      4,591
                                                    ------        ------       ------     ------
Gains on sales of real estate investments......      1,032            --        1,032         --
                                                    ------        ------       ------     ------
  Net income...................................     $3,869        $2,430       $6,685     $4,591
                                                    ------        ------       ------     ------

Per share data:
  Income from operations.......................     $0.167        $0.145       $0.333     $0.274
                                                    ------        ------       ------     ------
  Gains on sales of real estate investments....     $0.061        $   --       $0.061     $   --
                                                    ------        ------       ------     ------
  Net income...................................     $0.228        $0.145       $0.394     $0.274
                                                    ------        ------       ------     ------
  Cash dividends paid..........................     $ 0.28        $ 0.28       $ 0.56     $ 0.56
                                                    ------        ------       ------     ------
Weighted average number of shares
  outstanding.................................. 16,972,496    16,771,742   16,972,496 16,757,419
                                                ----------    ----------   ---------- ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               WESTERN INVESTMENT REAL ESTATE TRUST

                                Statements of Shareholders' Equity
                                          (Unaudited)


                                Six Months Ended June 30, 1996 and
                                  Year Ended December 31, 1995
                                (In thousands, except share data)

                                                                  Accumulated
                                                Shares of          Dividends    Total
                                           Beneficial Interest     in Excess    Share-
                                           -------------------      of Net     Holders'
                                         Number        Amount       Income      Equity
                                         ------        -----        ------     -------
BALANCE, JANUARY 1, 1995.............. 16,734,532    $237,341     $(34,657)    $202,684
Net proceeds from issuance of shares..     43,575         514          --           514
Debenture redemptions.................    194,389       2,179          --         2,179
Net income............................         --          --       10,304       10,304
Cash dividends paid...................         --          --      (18,882)     (18,882)
                                       ----------   ---------     --------      -------
BALANCE, DECEMBER 31, 1995............ 16,972,496     240,034      (43,235)     196,799

Debenture redemptions.................    161,603       1,968            --       1,968
Net income............................         --          --        6,685        6,685
Cash dividends paid...................         --          --       (9,505)      (9,505)
                                       ----------   ---------     ---------    ---------

BALANCE, JUNE 30, 1996................ 17,134,099    $242,002     $(46,055)    $195,947
                                       ----------   ---------     ---------    ---------
                                       ----------   ---------     ---------    ---------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                   WESTERN INVESTMENT REAL ESTATE TRUST
                         Statements of Cash Flows
                                (Unaudited)

                                                                      Six Months Ended
                                                                         June 30,
                                                                      ----------------
                                                                  1996            1995
                                                                ---------        ---------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  6,685        $  4,591
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization...........................       5,567           5,396
    Amortization of deferred debt issuance costs............         190             198
    Gains on sales of real estate investments...............      (1,032)             --
    Decrease in accounts receivable and other assets........         527             570
    Increase in deferred rent receivable....................        (320)           (493)
    Decrease in interest payable............................        (152)            (20)
    Increase in prepaid rents and security deposits
     and other liabilities..................................          15             123
                                                                ---------       ---------
    Net cash provided by operating activities...............      11,480          10,365
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of real estate investments............       1,262              --
  Acquisitions of real estate investments...................          --          (3,357)
  Improvements of real estate investments:
    Build-to-suit developments..............................      (3,222)           (281)
    New leases..............................................        (739)         (1,063)
    General.................................................         (71)           (139)
  Recovery of investment in direct financing leases.........         131             114
                                                                ---------       ---------
    Net cash used in investing activities...................      (2,639)         (4,726)
                                                                ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on bank line of credit...........................      21,368          20,200
  Principal payments on bank line of credit.................     (20,593)        (16,845)
  Principal payments on real estate loan payable............         (37)            (33)
  Redemption of convertible debentures......................         (40)             --
  Net proceeds from issuance of shares......................          --             335
                                                                ---------       ---------
  Cash dividends paid.......................................      (9,505)         (9,382)
                                                                ---------       ---------
    Net cash used in financing activities...................      (8,807)         (5,725)
                                                                ---------       ---------
    Net increase (decrease) in cash and cash equivalents....          34             (86)

Cash and cash equivalents, at the beginning of the period...    $    657        $    648
                                                                ---------       ---------
                                                                ---------       ---------
Cash and cash equivalents, at the end of the period.........    $    691        $    562
                                                                ---------       ---------
                                                                ---------       ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................    $  5,712        $  5,646
                                                                ---------       ---------
                                                                ---------       ---------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                                  June 30, 1996
                                   (Unaudited)



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


Note B:   REAL ESTATE INVESTMENTS

At June 30, 1996, the Trust owned 60 income producing properties, totaling 4.8 million leasable square feet. Included in this total are four properties which are being held for sale and total 83,000 leasable square feet with a combined net book value of $1.7 million.

In April, 1996 the Trust sold its Redwood City, California property (a restaurant) for $733,000. The Trust recognized a gain on sale of approximately $560,000.

In June, 1996 the Trust sold its Santa Rosa, California, property (a convenience store) for $725,000. The Trust recognized a gain on sale of approximately $470,000.

The proceeds from the above two sales were used to partially pay down the bank line of credit.

Occupancy percentages for the Trust's portfolio as of June 30, 1996, December 31, 1995 and June 30, 1995 are as follows:

                      June 30, 1996          December 31, 1995          June 30, 1995
                      -------------          -----------------          -------------
Retail                    93.3%                   93.8%                     92.9%
Commercial                98.2%                   93.1%                     93.1%
Industrial               100.0%                  100.0%                    100.0%

Overall Occupancy         93.6%                   93.9%                     93.1%


Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with improvement and rental of real estate investments. Capitalized costs include third party leasing commissions, tenant improvements and common area improvements. Capital expenditures for the three and six months ended June 30, 1996 and 1995 are as follows:

                                                           Quarter Ended             Six Months Ended
                                                              June 30,                    June 30,
                                                          ---------------             ----------------
                                                          1996       1995             1996       1995
                                                          ---------------             ----------------
                                                                          (In thousands)
"Build to Suit" capital improvements.................      $1,728  $   72             $3,222     $  281
Capitalized costs incurred in
  connection with leasing previously UNLEASED space..            9     15                 53         32
Capitalized costs incurred in connection
  with leasing previously LEASED space...............         350     368                686      1,031
Capitalized costs which relate to
  improvements to common areas ......................          69      46                 71        139
                                                           ------  ------             ------     ------
Total Capitalized expenditures.......................      $2,156  $  501             $4,032     $1,483
                                                           ------  ------             ------     ------
                                                           ------  ------             ------     ------

Improvements.........................................      $2,101     327              3,914     $1,235
Leasing commissions..................................          55     174                118        248
                                                           ------  ------             ------     ------
Total Capitalized expenditures.......................      $2,156  $  501             $4,032     $1,483
                                                           ------  ------             ------     ------
                                                           ------  ------             ------     ------



The Trust's in-house leasing department costs, including related legal and accounting costs, are expensed as incurred.

Leasing commissions and tenant improvement costs incurred during the three months ended June 30, 1996, relate entirely to new leases in the shopping center and retail portion of the Trust's portfolio, and consist of the following:

                    CAPITALIZED EXPENDITURES ASSOCIATED WITH NEW LEASES
                                            PER                                    PER
                           AGGREGATE      SQUARE                    AGGREGATE    SQUARE
                             AMOUNT        FOOT                       AMOUNT       FOOT
                           ---------      ------                    ---------     -----
SHOPPING
CENTERS      Tenant                                    Leasing
& RETAIL     Improvements  $344,865       $9.74     Commissions    $  27,244      $2.31
PROPERTIES


Note D:   DEFERRED RENTAL RECEIVABLE

The Trust recognizes income from deferred rental receivable in accordance with FAS 13. Deferred rental receivable recognized as income was $165,000 and $319,000 for the quarter ended June 30, 1996 and 1995, respectively.

Deferred rental receivable recognized as income for the six-month period ended June 30, 1996 and 1995 was $320,000 and $493,000, respectively.


Note E:   CONVERTIBLE DEBENTURES

On June 30, 1996, $2,029,000 of the Trust's convertible debentures were redeemed in accordance with the limited mandatory redemption provisions of the convertible debentures. The Trust elected to exchange these debentures for 161,603 shares of beneficial interest. Net of the convertible debentures deferred issuance costs of $61,000, shareholders' equity increased by $1,968,000 as a result of the redemptions.

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

Note F:   DIVIDEND REINVESTMENT PLAN

During the quarter ended June 30, 1996, in accordance with the Trust's Dividend Reinvestment Plan, $188,000 in dividends and shareholders' additional cash payments were used to purchase shares in the open market for the participating shareholders.

During the quarter ended June 30, 1995, in accordance with the Trust's Dividend Reinvestment Plan, the Trust received $169,000 in dividends and shareholders' additional cash payments and issued 14,471 shares of beneficial interest.

Note G:   FUNDS FROM OPERATIONS

The Trust considers Funds From Operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation
and amortization of real estate assets as operating expenses.   Historical cost
accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, the Trust, along with most industry investors, have considered presentations of operating results for real estate companies that use historical cost accounting to be less than fully informative.

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of property. Funds From Operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income as an indicator of the Trust's operating performance or for cash flows as a measure of liquidity.

Funds From Operations, calculated in accordance with NAREIT's 1995 guidelines, for the three months and six months ended June 30, 1996 and 1995, respectively, is as follows:

                                     THREE MONTHS                      SIX MONTHS
                                        ENDED                             ENDED
                                       JUNE 30,                          JUNE 30,
                                       -------                           -------
                                   1996         1995              1996          1995
                                   -----------------              ------------------
Net Income                        $ 3,869      $ 2,430            $ 6,685      $ 4,591
Less: Gains on sales of
real estate investments            (1,032)          --             (1,032)          --
Plus: Real property depreciation    2,463        2,444              4,932        4,872
      Amortization of tenant
          improvement costs           249          140                421          282
      Amortization of leasing
          commissions costs            83           96                162          165
                                  -------      -------            -------      -------
Funds From Operations             $ 5,632      $ 5,110            $11,168      $ 9,910
                                  -------      -------            -------      -------
                                  -------      -------            -------      -------


Note H:  RECENT DEVELOPMENTS

On August 1, 1996, the Trust paid the remaining balance outstanding on the Trust's only borrowing secured by real estate. The real estate loan carried a 9.63% fixed interest rate, was secured by the shopping center located in Coalinga, California and had an outstanding balance of $1.3 million. The Trust incurred a prepayment fee of $25,000 and the payoff was funded by an advance on the bank line of credit. The weighted average interest rate on the variable rate bank line of credit as of June 30, 1996 was 7.24%.

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such "forward-looking" statements are subject to known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Trust to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements.


LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows provided by operations and other sources available to the Trust will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT qualification requirements. Cash on hand, borrowings under the existing bank line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth. As of June 30, 1996, the Trust had only one loan secured by one of its properties. This loan was paid off on August 1, 1996 (see Note H: RECENT DEVELOPMENTS). Additionally, the Trust has an interest in two properties where the co-owner is obligated under a note that is secured by the property.


The Trust's indenture executed in connection with the Trust's senior notes and bank line of credit contain certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of debt and other restrictions.

On April 26, 1996, the Trust obtained a two-year unsecured $45 million bank line of credit which replaces its previous $60 million facility. The Trust elected to lower the commitment amount on the bank line of credit from $60 million to $45 million in order to avoid paying a commitment fee on the portion of the line of credit the Trust does not intend to use. The $45 million facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. The bank line of credit expires May 31, 1998, at which time the Trust intends to replace or renew it. The weighted average interest rate on June 30, 1996 and 1995 was 7.24% and 7.89%, respectively.

As of June 30, 1996, the Trust had commitments under several new leases which call for approximately $1.7 million in future real estate improvements and leasing commissions. These expenditures will be paid from operating cash flows and borrowings under the line of credit.

FUNDS FROM OPERATIONS

The Trust considers Funds From Operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, the Trust, along with most industry investors, have considered presentations of operating results for real estate companies that use historical cost accounting to be less than fully informative.

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of property. Funds From Operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income as an indicator of the Trust's operating performance or for cash flows as a measure of liquidity.

Funds From Operations (1995 NAREIT definition) increased $522,000, or 10%, to $5,632,000 for the three months ended June 30, 1996, from $5,110,000 for the comparable period in 1995. The major components of this increase are increased minimum rents and other income and decreased interest expense.

For the six-month period ended June 30, 1996, Funds From Operations increased $1,258,000, or 13%, to $11,168,000, from $9,910,000 for the comparable period in
1995. Increased minimum rents and other income as well as decreased interest expense comprise the major factors for this FFO growth.


RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED JUNE 30, 1996 AND 1995

Net income increased $1,439,000, or 59%, to $3,869,000 or $0.23 per share, from $2,430,000 or $0.15 per share for the comparable period in 1995. The major component of this increase is the gain on the sale of two properties during the second quarter. Other significant components are increased minimum rents and other income and decreased interest expense, partially offset by increased depreciation and amortization.

Minimum rents increased $201,000 or 2%, to $9,597,000 for the three months ended June 30, 1996, from $9,396,000 for the comparable period in 1995. This increase results from increased revenue under existing leases and increased occupancy both in the commercial and retail/shopping center portfolios.

Other income increased $122,000 to $214,000 for the quarter ended June 30, 1996, from $92,000 a year earlier. This increase primarily reflects termination fees received from tenants in four retail spaces. To date, the Trust has entered into new leases for three of the four spaces.

Interest expense decreased 4% to $2,817,000 for the quarter ended June 30, 1996 from $2,924,000 for the three-month period ended June 30, 1995. This $107,000 decrease results from lower interest rates charged on the Trust's variable rate bank line of credit and lower balances on the Trust's convertible debentures, offset by higher outstanding balances under the bank line of credit.

Depreciation and amortization increased $105,000 during the quarter ended June 30, 1996 to $2,820,000, a 4% increase over the 1995 figure of $2,715,000. This increase results primarily from increased capitalized expenditures for tenant improvements due, in large part, from new leases.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Net income increased $2,094,000, or 46%, to $6,685,000, or $0.39 per share, from $4,591,000, or $0.27 per share, for the comparable period in 1995. The gains recorded on the sale of two properties comprises approximately one-half, or $0.06 per share, of this increased net income. Other factors include increased minimum rents, other income and decreased interest expense, partially offset by increased depreciation and amortization.

Minimum rents increased 4%, or $760,000, to $19,136,000 for the six months ended June 30, 1996, as compared with $18,376,000 recorded a year earlier. Similar to the second quarter's results, increased minimum rents reflect increased revenue under existing leases and increased occupancy in both the commercial and retail/shopping center portfolios.

Other income increased $128,000 from $281,000 for the six-month period ending June 30, 1995 to $409,000 for the same period in 1996. This increase primarily reflects termination fees received from tenants in seven retail spaces. To date, the Trust has entered into new leases for three of the seven spaces.

Interest expense decreased $163,000 from the six-month period ending June 30, 1995 of $5,823,000 to $5,660,000 in the comparable 1996 period. The main factors in this 3% decrease are lower interest rates charged on the Trust's variable rate bank line of credit and lower outstanding balances on the Trust's convertible debentures, partially offset by higher outstanding balances under the bank line of credit for the six-month period ending June 30, 1996 as compared with the six-month period ending June 30, 1995.

Depreciation and amortization for the six months ending June 30, 1996 was $5,567,000, a 3% or $171,000 increase over 1995's comparable period figure of $5,396,000. This increase results primarily from increased capitalized expenditures for tenant improvements due, in large part, from new leases.

                           PART II. OTHER INFORMATION


Items 1 through 3.   None

Item 4.   Submission of Matters to a Vote of Security Holders

          At the regular Annual Meeting of Shareholders of Western Investment Real Estate Trust, held on May 9, 1996, the following were submitted to a vote of security holders:

          (a) The election of the following trustees to serve for a term of three years expiring at the conclusion of the 1999 annual meeting of shareholders: James L. Stell, O. A. Talmage and William A. Talmage.

                James L. Stell: Approved - 15,344,205 shares were voted in favor and 271,651 shares withheld authority to vote.

                O. A. Talmage: Approved - 15,256,039 shares were voted in favor and 359,817 shares withheld authority to vote.

                William A. Talmage: Approved - 15,262,555 shares were voted in favor and 353,301 shares withheld authority to vote.

          (b) Ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accountants, as the Trust's auditors for the year ending December 31, 1996.

                Approved - 15,468,745 shares were voted in favor. 52,595 shares were voted against, and 94,516 shares abstained from voting.

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


                                           WESTERN INVESTMENT REAL ESTATE TRUST
                                           ------------------------------------
                                                       (Registrant)


                                           By:      /s/ Dennis D. Ryan
                                              ---------------------------------
                                                        Dennis D. Ryan
                                                  Executive Vice President,
                                                   Chief Financial Officer
                                                         and Trustee


Dated:      August 7, 1996
      --------------------------