Form 10-Q
period 1996-09-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1996-11-06
CIK 106135

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q



      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACTION OF 1934


                       For the Quarter ended SEPTEMBER 30, 1996

                                          OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number  0-2809


                         WESTERN INVESTMENT REAL ESTATE TRUST
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                              94-6100058
------------------------------------------        ---------------------
     (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                 Identification No.)

3450 CALIFORNIA STREET, SAN FRANCISCO, CA                94118
------------------------------------------        ---------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (415) 929-0211
                                                   --------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes X    No
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the end of the period covered by this report.



    Shares of Beneficial Interest, No Par Value - 17,138,432 shares as of September 30, 1996

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                    INDEX TO 10-Q





PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements (unaudited)

         Balance Sheets - September 30, 1996 and December 31, 1995            3

         Statements of Income - Three and nine months ended
         September 30, 1996 and 1995                                          4

         Statements of Shareholders' Equity - Nine months ended
         September 30, 1996 and year ended December 31, 1995                  5

         Statements of Cash Flows - Nine months ended
         September 30, 1996 and 1995                                          6

         Notes to Financial Statements                                   7 - 10


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11 - 13


PART II. OTHER INFORMATION                                                   14


SIGNATURE                                                                    15

                            PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                         WESTERN INVESTMENT REAL ESTATE TRUST
                                    Balance Sheets
                                     (Unaudited)




ASSETS                                                        September 30,   December 31,
                                                                   1996            1995
                                                               ----------------------------
                                                                      (In thousands)
Real estate investments:
    Real estate owned. . . . . . . . . . . . . . . . . . .        $399,662       $395,800
    Less accumulated depreciation and amortization . . . .         (69,127)       (61,249)
                                                                   --------       --------
         Net real estate investments . . . . . . . . . . .         330,535        334,551

Cash and cash equivalents. . . . . . . . . . . . . . . . .             925            657
Accounts receivable and other assets . . . . . . . . . . .           7,316          6,868
Deferred long-term debt issuance costs, net. . . . . . . .           2,266          2,495
                                                                   --------       --------
                                                                  $341,042       $344,571
                                                                   --------       --------
                                                                   --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . . . .        $ 32,250       $ 29,250
Convertible debentures . . . . . . . . . . . . . . . . . .          61,310         63,433
Senior notes, net. . . . . . . . . . . . . . . . . . . . .          49,893         49,882
Real estate loan payable . . . . . . . . . . . . . . . . .              --          1,294
                                                                   --------       --------
                                                                   143,453        143,859

Interest payable . . . . . . . . . . . . . . . . . . . . .             492          1,641
Prepaid rents and security deposits. . . . . . . . . . . .           1,585          1,320
Other liabilities. . . . . . . . . . . . . . . . . . . . .           1,517            952
                                                                   --------       --------
    Total liabilities. . . . . . . . . . . . . . . . . . .         147,047        147,772
                                                                   --------       --------

Shareholders' equity:
    Shares of beneficial interest, no par value,
         unlimited share authorization.
         Issued and outstanding:
         September 30, 1996 - 17,138,432 shares;
         December 31, 1995 - 16,972,496 shares . . . . . .         242,054        240,034
    Accumulated dividends in excess of net income. . . . .         (48,059)       (43,235)
                                                                   --------       --------

    Commitments and contingencies (Note E)

    Total shareholders' equity . . . . . . . . . . . . . .         193,995        196,799
                                                                   --------       --------
                                                                  $341,042       $344,571
                                                                   --------       --------
                                                                   --------       --------




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                 Statements of Income
                                     (Unaudited)



                                                           Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                               -------------                 -------------
                                                            1996           1995           1996           1995
                                                            --------------------------------------------------
                                                              (In thousands, except share and per share data)
REVENUES:
    Minimum rents. . . . . . . . . . . . . . . .      $    9,471     $    9,578    $    28,607    $    27,954
    Percentage rents . . . . . . . . . . . . . .             174            132            514            398
    Recoveries from tenants. . . . . . . . . . .           1,873          1,150          5,185          4,306
    Other income . . . . . . . . . . . . . . . .             209            129            618            410
                                                       ----------     ----------    -----------    -----------
Total revenues . . . . . . . . . . . . . . . . .          11,727         10,989         34,924         33,068
                                                       ----------     ----------    -----------    -----------

EXPENSES:
    Interest . . . . . . . . . . . . . . . . . .           2,816          2,867          8,476          8,690
    Property operating costs . . . . . . . . . .           2,203          1,575          6,242          5,522
    Depreciation and amortization. . . . . . . .           2,914          2,747          8,481          8,143
    Other operating expenses . . . . . . . . . .             716            723          2,055          2,140
    General and administrative . . . . . . . . .             367            352          1,306          1,257
                                                       ----------     ----------    -----------    -----------
Total expenses . . . . . . . . . . . . . . . . .           9,016          8,264         26,560         25,752
                                                       ----------     ----------    -----------    -----------

    Income from operations . . . . . . . . . . .           2,711          2,725          8,364          7,316
                                                       ----------     ----------    -----------    -----------

Gains on sales of real estate investments. . . .              83             47          1,115             47
                                                       ----------     ----------    -----------    -----------

    Net income . . . . . . . . . . . . . . . . .      $    2,794     $    2,772     $    9,479     $    7,363
                                                       ----------     ----------    -----------    -----------
                                                       ----------     ----------    -----------    -----------

Per share data:
    Income from operations . . . . . . . . . . .      $    0.158     $    0.161     $    0.491     $    0.435
                                                       ----------     ----------    -----------    -----------

    Gains on sales of real estate
      investments. . . . . . . . . . . . . . . .      $    0.005     $    0.003     $    0.065     $    0.003
                                                       ----------     ----------    -----------    -----------

    Net income . . . . . . . . . . . . . . . . .      $    0.163     $    0.164     $    0.557     $    0.438
                                                       ----------     ----------    -----------    -----------

    Cash dividends paid. . . . . . . . . . . . .      $     0.28     $     0.28     $     0.84     $     0.84
                                                       ----------     ----------    -----------    -----------

Weighted average number of shares outstanding. .      17,136,774     16,955,262     17,027,649     16,824,070
                                                       ----------     ----------    -----------    -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         WESTERN INVESTMENT REAL ESTATE TRUST


                          Statements of Shareholders' Equity
                                     (Unaudited)


                       Nine Months Ended September 30, 1996 and
                             Year Ended December 31, 1995
                          (In thousands, except share data)

                                                                                  Accumulated
                                                          Shares of                Dividends       Total
                                                     Beneficial Interest           in Excess       Share-
                                                     -------------------            of Net        Holders'
                                                   Number           Amount          Income         Equity
                                                  --------------------------------------------------------
BALANCE, JANUARY 1, 1995. . . . . . . . . . . .  16,734,532       $237,341       $(34,657)      $202,684
Net proceeds from issuance of shares. . . . . .      43,575            514             --            514
Debenture redemptions . . . . . . . . . . . . .     194,389          2,179             --          2,179
Net income. . . . . . . . . . . . . . . . . . .          --             --         10,304         10,304
Cash dividends paid . . . . . . . . . . . . . .          --             --        (18,882)       (18,882)
                                                  ----------       --------       ---------      ---------
BALANCE, DECEMBER 31, 1995. . . . . . . . . . .  16,972,496        240,034        (43,235)       196,799

Debenture redemptions . . . . . . . . . . . . .     165,936          2,020             --          2,020
Net income. . . . . . . . . . . . . . . . . . .          --             --          9,479          9,479
Cash dividends paid . . . . . . . . . . . . . .          --             --        (14,303)       (14,303)
                                                  ----------       --------       ---------      ---------


BALANCE, SEPTEMBER 30, 1996 . . . . . . . . . .  17,138,432       $242,054       $(48,059)      $193,995
                                                  ----------       --------       ---------      ---------
                                                  ----------       --------       ---------      ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         WESTERN INVESTMENT REAL ESTATE TRUST
                               Statements of Cash Flows
                                     (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                                -------------
                                                               1996       1995
                                                             -------------------
                                                                (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . . . . . .  $  9,479  $  7,363
   Adjustments to reconcile net income to net cash
          provided  by operating activities:
       Depreciation and amortization . . . . . . . . . . .     8,481     8,143
       Amortization of deferred debt issuance costs. . . .       277       294
       Gains on sales of real estate investments . . . . .    (1,115)      (47)
       Gains on sale of marketable securities. . . . . . .       (75)       --
       (Increase) decrease in accounts receivable and
          other assets . . . . . . . . . . . . . . . . . .      (168)      402
       Increase in deferred rent receivable. . . . . . . .      (559)     (751)
       Decrease in interest payable. . . . . . . . . . . .    (1,149)     (841)
       Increase in prepaid rents and security deposits
          and other liabilities. . . . . . . . . . . . . .       806       448
                                                             ---------  -------
       Net cash provided by operating activities . . . . .    15,977    15,011
                                                             ---------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of real estate investments. . . . .     1,371       168
   Proceeds from sales of marketable securities. . . . . .       234        --
   Recovery  of acquisition costs (acquisition) of real
       estate investments. . . . . . . . . . . . . . . . .        36    (3,312)
   Funds escrowed pending acquisition. . . . . . . . . . .        --      (168)
   Improvements of real estate investments:
       Build-to-suit developments. . . . . . . . . . . . .    (3,605)     (462)
       New leases. . . . . . . . . . . . . . . . . . . . .    (1,147)   (1,691)
       General . . . . . . . . . . . . . . . . . . . . . .      (161)     (458)
   Recovery of investment in direct financing leases . . .       200       174
                                                             ---------  -------
       Net cash used in investing activities . . . . . . .    (3,072)   (5,749)
                                                             ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances of bank line of credit . . . . . . . . . . . .    32,468    28,950
   Principal payments on bank line of credit . . . . . . .   (29,468)  (24,445)
   Principal payments on real estate loan payable. . . . .    (1,294)      (51)
   Redemption of convertible debentures. . . . . . . . . .       (40)       --
   Net proceeds from issuance of shares. . . . . . . . . .        --       514
   Cash dividends paid . . . . . . . . . . . . . . . . . .   (14,303)  (14,129)
                                                             ---------   -------
       Net cash used in financing activities . . . . . . .   (12,637)   (9,161)
                                                             ---------   -------

       Net increase in cash and cash equivalents . . . . .       268       101

Cash and cash equivalents, at the beginning of the period.  $    657   $   648
                                                             --------   -------
                                                             --------   -------

Cash and cash equivalents, at the end of the period. . . .  $    925   $   749
                                                             --------   -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest. . . . . . . .  $  9,473  $  9,237
                                                             --------   -------
                                                             --------   -------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        WESTERN INVESTMENT REAL ESTATE  TRUST

                            Notes to Financial Statements

                                  September 30, 1996
                                     (Unaudited)



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


Note B:   REAL ESTATE INVESTMENTS

At September 30, 1996, the Trust owned 60 income producing properties, totaling
4.8 million leasable square feet. Included in this total are five properties which are being held for sale and total 107,000 leasable square feet with a combined net book value of $2.6 million.

In August, 1996, the Trust sold, at a gain of $83,000, a 36,000 square foot portion of undeveloped land adjacent to its Elko, Nevada shopping center. The proceeds were used to partially pay down the bank line of credit.

Occupancy percentages for the Trust's portfolio are as follows:

                     September 30, 1996   December 31, 1995   September 30, 1995
                     ------------------   -----------------   ------------------
Retail                      94.1%                93.8%              93.1%
Commercial                  86.0%                93.1%              93.1%
Industrial                 100.0%               100.0%             100.0%

Overall Occupancy           93.9%                93.9%              93.3%

Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with improvement and rental of real estate investments. Capitalized costs include third party leasing commissions, tenant improvements and common area improvements. Capital expenditures for the three and nine months ended September 1996 and 1995 are as follows:


                                                                          Quarter Ended                     Nine Months Ended
                                                                          September 30,                       September 30,
                                                                          -------------                       -------------
                                                                     1996              1995             1996               1995
                                                                  ----------------------------        --------------------------
                                                                                           (In thousands)
Build to Suit capital improvements. . . . . . . . . . . . . .     $     383          $   181            $3,605          $   462

Capitalized costs incurred in connection with
leasing previously UNLEASED space . . . . . . . . . . . . . .            15               64                68               96

Capitalized costs incurred in connection with
leasing previously LEASED space . . . . . . . . . . . . . . .           393              564             1,079            1,595

Capitalized costs which relate to
improvements to common areas. . . . . . . . . . . . . . . . .            90              319               161              458
                                                                  ---------           -------           ------           -------

Total Capitalized expenditures. . . . . . . . . . . . . . . .     $     881          $ 1,128            $4,913          $ 2,611
                                                                  ---------           -------           ------           -------
                                                                  ---------           -------           ------           -------

Improvements. . . . . . . . . . . . . . . . . . . . . . . . .          $754          $   994            $4,668          $ 2,229

Leasing commissions . . . . . . . . . . . . . . . . . . . . .           127              134               245              382
                                                                  ---------           -------           ------           -------

Total Capitalized expenditures. . . . . . . . . . . . . . . .     $     881          $ 1,128            $4,913          $ 2,611
                                                                  ---------           -------           ------           -------
                                                                  ---------           -------           ------           -------

During the three months ended September 30, 1996, the Trust has entered into new leases which obligate the Trust to fund leasing commissions and tenant improvements. This obligation relates entirely to new leases in the shopping center and retail portion of the Trust's portfolio, and consists of the following:

                                               CAPITALIZED EXPENDITURES ASSOCIATED WITH NEW LEASES
------------------------------------------------------------------------------------------------------------
                                                     PER                                               PER
                                     AGGREGATE    SQUARE                             AGGREGATE      SQUARE
                                     AMOUNT         FOOT                             AMOUNT           FOOT
                                     ------       --------                           ------         --------
SHOPPING
CENTERS       Tenant                                            Leasing
& RETAIL      Improvements        $  114,000     $  6.71        Commissions        $  311,000       $  3.97
PROPERTIES

Note D:   DEFERRED RENTAL RECEIVABLE

The Trust recognizes income from deferred rental receivable in accordance with FAS 13. Deferred rental receivable recognized as income was $239,000 and $258,000 for the quarter ended September 30, 1996 and 1995, respectively.

Deferred rental receivable recognized as income for the nine-month period ended September 30, 1996 and 1995 was $559,000 and $751,000, respectively.


Note E:   DIVIDEND REINVESTMENT PLAN

During the quarter ended September 30, 1996, in accordance with the Trust's Dividend Reinvestment Plan, $169,000 in dividends and shareholders' additional cash payments were used to purchase shares in the open market for the participating shareholders.

During the quarter ended September 30, 1995, in accordance with the Trust's Dividend Reinvestment Plan, the Trust received $179,000 in dividends and shareholders' additional cash payments and issued 15,527 shares of beneficial interest.

Note F:   FUNDS FROM OPERATIONS

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

Funds From Operations, calculated in accordance with NAREIT's 1995 guidelines, for the three and nine months ended September 30, 1996 and 1995, respectively, is as follows:

                                          Three Months           Nine Months
                                              Ended                  Ended
                                          September 30,          September 30,
                                          -------------          -------------
                                        1996       1995       1996      1995
                                     -------------------   --------------------


Net Income                           $  2,794  $  2,772    $  9,479   $  7,363

Less:  Gains on sales of real
         estate investments               (83)      (47)     (1,115)       (47)

Plus:  Real property depreciation       2,472     2,474       7,404      7,345
       Amortization of tenant
         improvements costs               228       176         649        458
       Amortization of leasing
         commission costs                 187        70         349        236
                                     ---------  ---------   --------   --------

Funds From Operations                $  5,598  $  5,445     $16,766    $15,355
                                     ---------  ---------   --------   --------
                                     ---------  ---------   --------   --------


During September, 1996, the Trust sold, at a gain of $75,000, marketable securities the Trust held. This gain has been included in the calculation of Funds From Operations.

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

As of September 30, 1996, the Trust had approximately $13 million available under its $45 million bank line of credit. This facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. The bank line of credit expires May 31, 1998, at which time the Trust intends to replace or renew it. The weighted average interest rate on September 30, 1996 and 1995 was 7.23% and 7.59%, respectively.

As of September 30, 1996, the Trust had commitments under several new leases which call for approximately $1.5 million in future real estate improvements and leasing commissions. These expenditures will be paid from operating cash flows and borrowings under the line of credit.

FUNDS FROM OPERATIONS

As noted in Footnote F of the NOTES TO FINANCIAL STATEMENTS, the Trust considers Funds From Operations to be an alternate measure of the performance of an equity REIT.

Funds From Operations (1995 NAREIT definition) increased $153,000, or 3%, to $5,598,000 for the three months ended September 30, 1996, from $5,445,000 for the comparable period in 1995. The major components of this increase are increased recoveries from tenants partially offset by decreased minimum rents and increased property operating costs.

For the nine-month period ended September 30, 1996, Funds From Operations increased $1,411,000, or 9%, to $16,766,000, from $15,355,000 for the comparable period in 1995. Increased minimum rents, percentage rents, recoveries from tenants and other income as well as decreased interest expense partially offset by increased property operating costs comprise the major factors for this FFO growth.



RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

Net income for the three months ended September 30, 1996 was $2,794,000, or $0.16 per share, up slightly from $2,772,000, or $0.16 per share, for the comparable period in 1995.

The major components for this increase were increased recoveries from tenants and other income, partially offset by increased property operating costs, depreciation and amortization and decreased minimum rents.

Recoveries from tenants increased $723,000 from $1,150,000 for the quarter ended September 30, 1995 to $1,873,000 for the comparable quarter in 1996. This increase is partially offset by increased property operating costs during the same period. For the three month period ended September 30, 1996, property operating costs increased $628,000 to $2,203,000 up from the 1995 same quarter figure of $1,575,000. Increased recoveries as well as increased costs result primarily from recoverable paving work performed on several shopping centers during the summer of 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net income increased $2,116,000, or 29%, to $9,479,000 from $7,363,000 for the comparable period in 1995. On a per share basis, net income increased $0.12, or 27%, from $0.44 for the nine month period in 1995 to $0.56 for the comparable period in 1996. The gains recorded on the sale of two properties comprise approximately one-half of this increased net income. Other factors include increased minimum rents, percentage rent, recoveries from tenants, other income and decreased interest expense, partially offset by increased property operating costs and depreciation and amortization.

Minimum rents increased 2%, or $653,000, to $28,607,000 for the nine months ended September 30, 1996, as compared with $27,954,000 recorded a year earlier. This increase primarily reflects increased revenue under existing leases and increased occupancy in both the commercial and retail/shopping center portfolios.

Recoveries from tenants increased $879,000 from $4,306,000 for the nine months ended September 30, 1995 to $5,185,000 for the comparable period in 1996. This increase is partially offset by increased property operating costs during the same period. For the nine-month period ended September 30, 1996, property operating costs increased $720,000 to $6,242,000 up from the 1995 same period figure of $5,522,000. Increased recoveries as well as increased costs result primarily from recoverable paving work performed on several shopping centers during the summer of 1996.

Other income increased $208,000 from $410,000 for the nine-month period ending September 30, 1995 to $618,000 for the same period in 1996. This increase primarily reflects termination fees received from tenants in seven retail spaces. To date, the Trust has entered into new leases for four of the seven spaces. Additionally, this increase reflects a $75,000 gain recorded on the sale of marketable securities held by the Trust.

Interest expense decreased $214,000 from the nine-month period ending September 30, 1995 of $8,690,000 to $8,476,000 in the comparable 1996 period. The main factors in this decrease are lower interest rates charged on the Trust's variable rate bank line of credit and lower outstanding balances on the Trust's convertible debentures, partially offset by higher outstanding balances under the bank line of credit.

                            PART   II.  OTHER INFORMATION


Items 1 through 5.None


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



Dated:       November 6, 1996
     --------------------------------