Form 10-K405
period 1996-12-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1997-03-14
CIK 106135

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                          FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

                     For the fiscal year ended DECEMBER 31, 1996

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
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                              on which registered
      -------------------                            -----------------------

8% CONVERTIBLE DEBENTURES DUE 2008                    AMERICAN STOCK EXCHANGE


             Securities registered pursuant to Section 12(g) of the Act:


                   SHARES OF BENEFICIAL INTEREST, WITHOUT PAR VALUE
--------------------------------------------------------------------------------
                                   (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                 -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting shares held by nonaffiliates of the registrant on January 31, 1997, based on the reported closing sales price of the Trust's shares of beneficial interest on the American Stock Exchange on such date, was $216,091,000. (The Trust defines affiliates as those required to report under Section 16 of the Securities Exchange Act of 1934).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Shares of Beneficial Interest, No Par Value - 17,138,432 shares as of January 31, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust's proxy statement with respect to its 1997 Annual Meeting of Shareholders which will be filed with the Commission regarding the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10, 11 and 12.


                         WESTERN INVESTMENT REAL ESTATE TRUST
                                    INDEX TO 10-K

PART I                                                                     Page
                                                                            ----
Item 1   Business                                                       3 to 10
Item 2   Properties                                                    10 to 14
Item 3   Legal Proceedings                                                   15
Item 4   Submission of Matters to a Vote of Security Holders                 15

PART II
Item 5   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                15
Item 6   Selected Financial Data                                             16
Item 7   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          17 to 19
Item 8   Financial Statements                                          20 to 37
         Financial Statement Schedule                                  38 to 39
         Additional Information:  1996 Building Improvement and
          Leasing Commission Additions (unaudited)                           40
Item 9   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures                               41

PART III
Item 10  Directors and Executive Officers of the Registrant                  41
Item 11  Executive Compensation                                              41
Item 12  Security Ownership of Certain Beneficial
          Owners and Management                                              41
Item 13  Certain Relationships and Related Transactions                      41

PART IV
Item 14  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                         42-44
         Signatures                                                          45

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

(c) NARRATIVE DESCRIPTION OF BUSINESS.

The Trust, which at December 31, 1996 employed 49 people, is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. At December 31, 1996, the Trust owned 48 retail properties, 10 commercial properties and 2 industrial properties with a combined gross leasable area of 4.8 million square feet.

The Trust has its executive office at 3450 California Street, San Francisco, California, 94118, and can be reached at (415) 929-0211. Additionally, the Trust maintains two regional offices.

The Trust's portfolio of 60 properties at December 31, 1996 is summarized as follows:


PROPERTY TYPE                                    STATE                 NUMBER OF        LAND          GROSS LEASABLE AREA
                                                 -----               ----------          ----        -------------------
                                                                      PROPERTIES     (Square Feet)       (Square Feet)
                                                                      ----------

Shopping Center and Retail                       California             39          15,896,496           3,884,080
                                                 Nevada                  9           4,026,117             663,202
                                                                        --          ----------           ---------
Total Shopping Center and Retail                                        48          19,922,613           4,547,282

Commercial                                       California             10             634,669             180,587

Industrial                                       California              1             274,311              58,022
                                                 Colorado                1             162,500              20,300
                                                                        --          ----------           ---------
Total Industrial                                                         2             436,811              78,322
                                                                        --          ----------           ---------

                                                 Total                  60          20,994,093           4,806,191
                                                                        --          ----------           ---------
                                                                        --          ----------           ---------



At December 31, 1996, occupancy for each property type is as follows:

    PROPERTY TYPE                           OCCUPANCY RATE (1)
    -------------                           ------------------

    Shopping Center and Retail                    93.9%
    Commercial                                    86.0%
    Industrial                                   100.0%

    Average Occupancy for All Property Types      93.7%

    (1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupied space until: (1) the related lease expires and the tenant is no longer in legal possession, or (2) the related lease is formally terminated and the tenant is no longer in legal possession.

The following table summarizes the composition of the Trust's real estate investments as of December 31, 1996 by type based on amounts invested by the Trust.

                                  PORTFOLIO SUMMARY


                                                        Number of             Amount of                 Percentage
                                                       investments            investments               ----------
                                                       -----------            -----------

Shopping Center and Retail                               48                  $371,193,000                 93%
Commercial                                               10                    26,584,000                  6%
Industrial                                                2                     2,934,000                  1%
                                                         --                     ---------                  --
                                                         60                  $400,711,000                100%
                                                         --                  ------------                ----
                                                         --                  ------------                ----


The Trust owns 23 unimproved pads located within or adjacent to the property lines of its shopping centers that are available for development and leasing. Additionally, the Trust owns a total of 25 acres of undeveloped land: 12 acres adjacent to its North Hills Shopping Center and 13 acres adjacent to its Elko Shopping Center, both of which are located in Nevada.

The weighted average age of the Trust's 60 properties is 13.3 years. The weighted average age of the Trust's commercial, industrial and retail properties is 22.5 years, 16.4 years and 12.9 years, respectively. This calculation is weighted by Gross Leasable Area and is based on the original construction date of the property. As such, any expansion or renovation occurring subsequent to the original construction date is not reflected in this calculation.

CURRENT ECONOMIC CLIMATE

During the early part of the 1990s, the California economy experienced its worst recession in 60 years. The estimated half million jobs lost in California between 1990 and 1993 drove the unemployment rate up to 9.2% from 5.1%.

Today's economy is much healthier. Since 1994, all the jobs lost during the 1990 to 1993 period have been replaced and currently the State of California is now outpacing the national average in job creation (200,000 jobs were created in 1995 alone) and new business incorporations. Several economic forecasts expect this growth pattern to continue in the near term. This recovery has been broad-based and has impacted virtually all major regions. Over the past two years, the state has replaced an economy based on defense by one founded on trade, high technology and tourism/entertainment. The new economy is largely the result of an increase in the number of young, small and mid-sized enterprises. Companies employing under 100 employees now comprise 52% of the state's workforce, up from 42% in 1979. In 1995, 75% of the jobs created in the state were by companies with less than 200 employees.

The Trust believes that as the dominant shopping center owner in Northern California, improvements in the California economy will strengthen the Trust's operating results as occupancy continues to increase and rental rates continue to stabilize and improve.

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

The Trust competes for tenants primarily on the basis of location, rental rates, services provided and the design and condition of the properties. In some of the geographic areas in which the Trust owns properties, the available supply of space for lease exceeds the demand by prospective tenants. In order to compete effectively, the Trust employs experienced property and marketing managers and leasing agents.

TENANTS

The Trust's principal shopping center and retail tenants include substantial, well-recognized businesses such as Food-4-Less, Nob Hill Foods, PayLess Drugs, Pak N Save, Raley's, Safeway, Save Mart Supermarket and Thrifty Drug.

No single property investment accounted for more than 4.5% of total revenues in 1996. At December 31, 1996, Raley's, the Trust's most significant tenant, a grocery and drug retailer, was a lessee in 19 of the Trust's properties and accounted for 20% of the Trust's 1996 total revenues. Raley's, a privately owned company, currently operates 84 stores in Northern California and Nevada. The Raley's organization has released information indicating that its sales exceeded $1.9 billion in its most recently reported fiscal year ended June 29, 1996. The Trust receives audited financial statements annually from Raley's and uses them to monitor Raley's financial position and results of operations. Additionally, the Trust is authorized to provide Raley's audited financial statements to Moody's Investors Service and Standard & Poor's, the Trust's rating agencies. As of December 31, 1996, the Trust's convertible debentures and senior notes carry "investment grade" rating from Moody's Investors Service (Baa(3)) and Standard & Poor's (BBB). Please see Notes 7 and 8 in the Notes to the Financial Statements.

The following table provides the location, size and expiration of the Raley's leases:

                                                          LEASE
     LOCATION                  GROSS LEASABLE AREA   EXPIRATION DATE
--------------------           -------------------   ---------------

1.   Fallon, NV                        Note (1)               6/30/03
2.   Fair Oaks, CA                       59,231               3/31/06
3.   Yuba City, CA                       61,842               9/01/08
4.   Carson City, NV                     59,018               8/31/12
5.   Redding, CA                         60,000               5/31/14
6.   Yreka, CA                           60,000              11/30/14
7.   Chico, CA                           61,046               4/30/15
8.   Winnemucca, NV                      60,000              12/31/15
9.   Fallon, NV                          60,114               2/28/16
10.  Reno, NV                            61,046               3/31/16
11.  Ukiah, CA                           61,046               6/30/16
12.  Elko, NV                            61,000               1/31/17
13.  Vallejo, CA                         60,114               9/30/17
14.  Folsom, CA                          60,114              12/31/17
15.  Turlock, CA                         60,114               2/28/18
16.  Grass Valley, CA                    60,114               4/30/18
17.  Granite Bay, CA                     60,114               6/30/18
18.  Suisun City, CA                     60,114               5/31/19
19.  Oroville, CA                        59,885               6/01/19

Note (1): Although Raley's no longer occupies this Fallon, Nevada, property, it guarantees the J. C. Penney and Hub leases and makes supplemental lease payments to the Trust.

                                  Major Producers of
                                  1996 Total Revenue
                                  ------------------


           Tenant                                   Total                            % of Total          Number of
           ------                                  Revenue                           Revenues            Locations
                                                    -------                           --------            ---------
1)  Raley's Supermarkets                           $9,382,000                            20.0%               19
2)  Coast Federal Bank                              1,948,000                             4.1%                6
3)  Save Mart Supermarkets                          1,740,000                             3.7%                7
4)  PayLess Drugs/Thrifty's                         1,658,000                             3.5%               10
5)  Safeway/Pak  N Save                             1,499,000                             3.2%                3
6)  Food-4-Less                                     1,161,000                             2.5%                3
7)  Nob Hill Foods.                                   989,000                             2.1%                3
8)  Round Table Pizza                                 751,000                             1.6%               13
9)  Ross Stores                                       745,000                             1.6%                3
10) Scolari's Supermarket                              556,000                             1.2%                1


The Trust receives sales and other information on a monthly, quarterly or annual basis from its retail tenants, including Raley's, under leases which provide for such reports. The Trust uses this information to monitor the payment of percentage rents where leases so provide. The Trust recognized $649,000 and $559,000 of percentage rents during 1996 and 1995, respectively. Virtually all of the Trust's existing leases include at least one of the following provisions for payment of additional rent: (1) scheduled fixed increases, (2) percentage rent based on tenants' gross sales, or (3) CPI-based escalation clauses. The Trust endeavors to structure leases on a triple-net basis with the lessees being responsible for most operating expenses, such as real estate taxes, certain types of insurance, utilities, normal repairs and maintenance. To the extent such provisions cannot be negotiated and incorporated into a lease and in regard to vacant space, the Trust pays such expenses from current operating income.

Most of the Trust's leases require the tenant to be responsible for, or reimburse the Trust for liability insurance coverage on the properties. The Trust maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

While the Trust believes its properties are adequately insured, the Trust does not carry earthquake, flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Trust's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Trust properties could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Trust has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

The Trust periodically considers the merits of purchasing earthquake insurance. To date the Trust has not purchased earthquake insurance because of (i) the high premiums and deductibles and (ii) the Trust's geographically diversified portfolio that reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally comprise single-story, relatively new buildings.

TENANT LEASE EXPIRATIONS AND RENEWALS

The following table shows lease expirations for the leases in effect as of December 31, 1996, for the next ten years, assuming none of the tenants exercise renewal options:



                                                                                                       Percentage of
                                                                                       Average         Total Leased
                                                                                      Base Rent            Gross
                                                                                     Per Sq. Ft.        Leasable Area
                          No. of         Gross Leasable       Annualized Base          Under             Represented
  Expiration              Leases             Area in            Rent Under           Expiring           by Expiring
     Year                 Expiring         Square Feet         Expiring Leases        Leases              Leases
     ----                 --------         -----------         ---------------        ------              ------
    1997                   71             134,480            $  1,833,755             $13.64                3.0%
    1998                  135             278,135               3,528,886              12.69                6.2%
    1999                  116             255,904               2,934,700              11.47                5.7%
    2000                   77             291,879               3,629,724              12.44                6.5%
    2001                   56             292,264               2,577,198               8.82                6.5%
    2002                   30             195,287               1,502,875               7.70                4.3%
    2003                   26             279,908               2,593,338               9.26                6.2%
    2004                   13              82,614                 751,734               9.10                1.8%
    2005                   12             109,180               1,214,808              11.13                2.4%
    2006                    7             183,095               1,477,044               8.07                4.1%
    ----                   --           ---------             -----------                                   ----

    Total                 543           2,102,746             $22,044,062                                  46.7%
                          ---           ---------             -----------                                  -----
                          ---           ---------             -----------                                  -----


ASSET MANAGEMENT
----------------

The Trust is a fully integrated REIT that provides full asset management services to all but two of its properties. Asset management includes property management, marketing and leasing support. Internal management provides for regular interaction between the Trust and its tenants and close supervision of its properties.

The Trust directly manages 58 of its 60 properties. In order to facilitate its present and future asset management activities, the Trust maintains two branch offices which are centrally located to the properties. The offices are located at the Trust's Country Gables shopping center in Granite Bay, California and at the Victorian Walk shopping center in Fresno, California.

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

Two of the Trust's 60 properties are managed by independent property managers.
G & W Management Co. provides management services for the property located in Petaluma, California, for fees equal to 3.5% of gross receipts. The Trust's property is part of a larger office park which is managed by G & W Management Co. Commercial Real Estate Service (CRES) provides management services with respect to Serra Center, located in Colma, California, for fees equal to 3.5% of gross rents plus tenant administrative and management fees paid by the tenants attributable to the Trust's 30% interest in the center. CRES is an affiliate of the co-owner of the Serra Center and has been managing the property for approximately 20 years. Neither one of the above-named property managers are affiliated with the Trust, its trustees, officers or any shareholder owning 5% or more of the Trust's shares.

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

In order to mitigate environmental risks, in 1989 the Trust adopted a policy of obtaining at least a Phase I environmental study (a preliminary site assessment which does not include environmental sampling, monitoring or laboratory analysis) on each property it seeks to acquire. From time to time, when the Trust deems it appropriate, it has obtained independent environmental analyses on properties acquired prior to 1989. Although the Trust has no knowledge that any material environmental contamination has occurred, no assurance can be given that hazardous substances are not located under any of the properties. The Trust carries no express insurance coverage for the type of environmental risk described above.

The Trust assesses on an ongoing basis measures necessary to comply with environmental laws and regulations. In conducting its assessments, the Trust has identified the following matters:

OAKLAND, CALIFORNIA

During 1994, the Trust concluded the sale of its industrial property in Oakland, California. In accordance with the terms of the sale agreements, under certain conditions, the Trust would be responsible for a portion of the environmental clean-up costs. During January 1997, Alameda County gave notice that the environmental issues pertaining to this site were closed and no further action would be necessary.

VALLEJO, CALIFORNIA

The restoration work related to the disturbance of wetlands at the Trust's Park Place Shopping Center in Vallejo, California, is currently underway. It is the Trust's current estimate that the remaining cost of this restoration could be as much as $100,000.

UNDERGROUND STORAGE TANKS

The Trust, as far as it is aware, owns only one property that presently contains underground storage tanks. The Trust has no knowledge of any leakage or contamination resulting from these tanks that will have a material impact on its financial position or results of operations. However, there is a potential for contamination from reported off-site leaking petroleum underground storage tanks located on properties adjacent to certain Trust properties.

There is reported soil contamination from underground storage tanks removed from the Heritage Place Shopping Center in Tulare, California, prior to its acquisition by the Trust. The Tulare County environmental officials ordered the prior owner to clean up this soil contamination. Should the prior owner fail to complete remediation, the Trust's exposure could be as much as $50,000 per the current estimate by an environmental consultant.

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

 Item 2:   Properties


                                                                     Minimum Rent
                                                               -----------------------       12/31/96            Year     Year Last
   Name                                 Location                1996             1995        Occupancy (1)    Completed   Renovated
   ----                                 --------                ----             ----        -------------    ---------   ---------
                                                                   (in thousands)

I. Minimum Rents

   Shopping Center/Retail
    ----------------------
    Luckys                              El Cerrito, CA          $241             $241           100.00%          1964        1983
    San Antonio Center                  Mountain View, CA        483              495            96.70%          1959        1990
    Luckys                              Santa Maria, CA           49               49           100.00%          1962        1995
    Denny's (3)                         Redwood City, CA          21               66              SOLD          1968
    Carpeteria                          Concord, CA              228              228           100.00%          1963
    Kwik Stop (3)                       Santa Rosa, CA            35               59              SOLD          1970        1995
    Acapulco Y Los Arcos                Fresno, CA               125              124           100.00%          1972
    Serra Center (30% interest)         Colma, CA                495              505           100.00%          1972
    Dodge Center                        Fallon, NV               282              281           100.00%          1976        1995
    West Town                           Winnemuca, NV            461              462           100.00%          1978        1991
    Nob Hill General Store              Watsonville, CA          195              195           100.00%          1982
    Eastridge Plaza Shopping Center     Porterville, CA          479              462            83.47%          1985
    Angel's Camp Town Center            Angel's Camp, CA         571              584            98.51%          1986
    Heritage Place Shopping Center      Tulare, CA             1,005            1,024            95.64%          1986
    Raley's Shopping Center             Yuba City, CA            971              912            94.62%          1963        1995
    Canal Farms Shopping Center         Los Banos, CA            853              799            98.64%          1988
    Kmart Center                        Sacramento, CA           372              357            87.61%          1964        1986
    Park Place Shopping Center          Vallejo, CA            1,579            1,504            97.35%          1987
    Blossom Valley Plaza                Turlock, CA            1,102            1,178            96.24%          1988        1991
    Coalinga Shopping Center            Coalinga, CA             323              338            96.90%          1977
    Commonwealth Square Shopping Center Folsom, CA             1,592            1,487            96.12%          1988
    Country Gables Shopping Center      Granite Bay, CA        1,247            1,288            87.97%          1988
    Heritage Oak Shopping Center        Gridley, CA              462              418            81.67%          1981
    Belle Mill Landing                  Red Bluff, CA            812              781            95.33%          1982        1995
    Anderson Square                     Anderson, CA             327              242            92.41%          1979
    North Hills Shopping Center         Reno, CA                 831              803            90.75%          1986
    Cobblestone Shopping Center         Redding, CA              930              999            87.81%          1981
    Victorian Walk Shopping Center      Fresno, CA               795              775            96.79%          1982        1994
    Elko Junction Shopping Center       Elko, NV                 822              956            91.23%          1979
    Elko Junction (Phase II)            Elko, NV                 211                8           100.00%        1994/1996
    Skypark Plaza Shopping Center       Chico, CA              1,297            1,318            92.41%          1985        1991

continued on next page





   Item 2:  Properties

                                                                     Minimum Rent
                                                               -----------------------       12/31/96            Year     Year Last
    Name                                Location                1996             1995        Occupancy (1)    Completed   Renovated
    ----                                --------                ----             ----        -------------    ---------   ---------
                                                                   (in thousands)
    Heritage Park Shopping Center       Suisun, CA             1,223            1,198            90.11%          1989
    Pinecreek Shopping Center           Grass Valley, CA         939              887            92.71%          1988
    Eagle Station Shopping Center       Carson City, CA          892              879            90.17%          1982
    Currier Square Shopping Center      Oroville, CA           1,002            1,010            96.35%          1969        1989
    Yreka Junction                      Yreka, CA                629              729            96.87%          1984
    Ukiah Crossroads Shopping Center    Ukiah, CA                854              880            87.45%          1986
    Raley's Supermarket                 Fallon, NV               401              401           100.00%          1991
    Caughlin Ranch Shopping Center      Reno, NV                 969              880            96.44%          1990        1991
    Mercantile Row Shopping Center      Dinuba, CA               743              744            96.80%          1990
    Elverta Crossing Shopping Center    Sacramento, CA         1,185            1,208            85.83%          1991        1993
    Centennial Plaza Shopping Center    Hanford, CA            1,204            1,228           100.00%          1991
    Laguna 99 Shopping Center           Elk Grove, CA          1,356            1,321           100.00%          1993
    Mission Ridge Shopping Center       Manteca, CA            1,112            1,175            93.07%          1993
    Northridge Shopping Center          Fair Oaks, CA            770              668            96.46%          1958        1986
    Plaza 580 Shopping Center           Livermore, CA          1,419            1,442            84.38%        1993/1996
    Nob Hill General Store              Hollister, CA            480              480           100.00%          1994
    Nob Hill General Store              Newman, CA               313              272           100.00%          1995
                                                             --------         --------
           Sub-total - Shopping Center/
          Retail                                             $34,687         $34,340
                                                             --------         --------
    Industrial
    ----------
    Viking Freight Systems              Santa Clara, CA         $422             $415           100.00%          1978
    Merchants, Inc.                     Commerce City, CO        115              115           100.00%          1984        1995
                                                             --------         --------
           Sub-total - Industrial                               $537            $530
                                                             --------         --------
    Commercial
    ----------
    US Postal Service                   Boulder Creek, CA         $6              $25             0.00%          1959
    Coast Savings & Loan                Cupertino, CA            216              197           100.00%          1980
    Coast Savings & Loan (Taraval St)   San Francisco, CA        328              328           100.00%          1975
    Coast Savings & Loan                Monterey,CA              450              450           100.00%          1963
    Coast Savings & Loan (Market St)    San Francisco, CA        291              291           100.00%          1964
    Coast Savings & Loan                Santa Cruz, CA           184              180           100.00%          1980
    Coast Savings & Loan                Salinas, CA              320              311           100.00%          1937
    3450 California St                  San Francisco, CA        226              219           100.00%          1957        1987


continued on next page





   Item 2:  Properties

                                                                     Minimum Rent
                                                             ---------------------------     12/31/96            Year     Year Last
    Name                                 Location                1996             1995       Occupancy (1)    Completed   Renovated
    ----                                 --------                ----             ----       -------------    ---------   ---------
                                                                   (in thousands)
    Redwood II                          Petaluma, CA             483              619            47.58%          1985
    Heald Business College              Milpitas, CA             513              151           100.00%          1987        1995
                                                             --------         --------
          Sub-total - Commercial                              $3,017           $2,771
                                                             --------         --------
                Total Minimum Rent                           $38,241          $37,641
                                                             --------         --------
                                                             --------         --------


                                                                   Percentage Rents
                                                             ---------------------------
                                                                1996             1995
                                                               ------           ------
                                                                    (in thousands)

II. Percentage Rent
    Kmart                               Napa, CA                $122             $115           100.00%          1964
    Luckys                              Santa Maria, CA          104               99           100.00%          1962        1995
    Denny's (3)                         Redwood City, CA           2                0              SOLD          1968
    Dodge Center                        Fallon, NV                 2               18           100.00%          1976        1995
    Nob Hill General Stores             Watsonville, CA           84               76           100.00%          1982
    Kmart Center                        Sacramento, CA            47               45            87.61%          1964        1986
    Park Place Shopping Center          Vallejo, CA               21                8            97.35%          1987
    Coalinga Shopping Center            Coalinga, CA              62               47            96.90%          1977
    Commonwealth Square Shopping Center Folsom, CA                 5                6            96.12%          1988
    Country Gables Shopping Center      Granite Bay, CA            1                0            87.97%          1988
    Heritage Oak Shopping Center        Gridley, CA               60               10            81.67%          1981
    Belle Mill Landing                  Red Bluff, CA              0                3            95.33%          1982        1995
    Anderson Square                     Anderson, CA              56               44            92.41%          1979
    Cobblestone Shopping Center         Redding, CA                4                6            87.81%          1981
    Victorian Walk Shopping Center      Fresno, CA                 2                0            96.79%          1982        1994
    Elko Junction Shopping Center       Elko, NV                   0                1            91.23%          1979
    Heritage Park Shopping Center       Suisun, CA                 2                9            90.11%          1989
    Pinecreek Shopping Center           Grass Valley, CA           1                0            92.71%          1988
    Eagle Station Shopping Center       Carson City, CA           18                6            90.17%          1982
    Yreka Junction                      Yreka, CA                  0                1            96.87%          1984
    Caughlin Ranch Shopping Center      Reno, NV                   0                2            96.44%          1990        1991


continued on next page




Item 2:  Properties


                                                                  Percantage Rents
                                                               -----------------------       12/31/96            Year     Year Last
    Name                                Location                1996             1995        Occupancy (1)    Completed   Renovated
    ----                                --------                ----             ----        -------------    ---------   ---------
                                                                   (in thousands)
    Centennial Plaza Shopping Center    Hanford, CA                2                0           100.00%          1991
    Northridge Shopping Center          Fair Oaks, CA             54               63            96.46%          1958        1986
                                                               --------         --------
                                                               --------         --------

                  Total Percentage
                  Rent Income                                   $649             $559
                                                               --------         --------
                                                               --------         --------


                                                             Direct Financing Leases (2)
                                                             ---------------------------
                                                                1996             1995
                                                               ------           ------
                                                                    (in thousands)

III. Direct Financing Leases
    Kmart                               Napa, CA                 $99             $127           100.00%          1964
    Viking Freight Systems              Santa Clara, CA           98              106           100.00%          1978
                                                             --------         --------
                                                                $197             $233
                                                             --------         --------
                                                             --------         --------

     (1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupied space until: 1) the related lease expires and the tenant is no longer in legal possession, or 2) the related lease is formally terminated and the tenant is no longer in legal possession.
     (2)  Included in Other Income.
     (3)  Sold in 1996.

ITEM 3.  LEGAL PROCEEDINGS.

The Trust is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Trust's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Market:

The shares of beneficial interest of the Trust, without par value, are listed on the American Stock Exchange under the symbol "WIR". The following table sets forth the high and low sales prices of the shares as reported by the American Stock Exchange:



QUARTER ENDED                                             HIGH                           LOW            DIVIDENDS
-------------                                             ----                           ---            ---------

March 31, 1995                                        $13                           $11-1/4             $0.28
June 30, 1995                                          12-3/4                        11-1/4              0.28
September 30, 1995                                     12-1/4                        11-1/4              0.28
December 31, 1995                                      11-3/4                        10-3/8              0.28

March 31, 1996                                        $11-3/4                       $10-5/8             $0.28
June 30, 1996                                          13                            10-3/4              0.28
September 30, 1996                                     13-1/8                        12                  0.28
December 31, 1996                                      13-7/8                        12-1/2              0.28

Through
 January 31, 1997                                     $13-1/2                       $12-7/8             $0.28(1)

                     (1)  Paid March 15, 1997.


Approximate number of equity security holders:

         TITLE OF CLASS                    NUMBER OF RECORD HOLDERS
                                           (as of December 31, 1996)

Shares of Beneficial Interest, without par value     2,248

The Trust estimates that there were over 18,000 beneficial owners of shares, including owners whose shares were held in brokerage and trust accounts.

ITEM 6.  SELECTED FINANCIAL DATA


                                             1996           1995           1994           1993           1992
--------------------------------------------------------------------------------------------------------------
(In thousands, except for per share and share data)
OPERATING DATA:
Revenues (1)............................  $47,001        $45,605        $42,737        $39,741        $38,165
Income
  before gains on sales of real estate
  investments...........................   11,116         10,257          9,911         11,594         11,323
Net income..............................   12,231         10,304         15,266         11,594         11,323
Funds from operations (2)...............   22,274         21,017         20,084         20,522         20,017
Cash flows from operating activities....   21,956         20,203         20,212         21,900         15,877
Cash dividends paid.....................   19,102         18,882         18,683         18,531         18,316
PER SHARE DATA:
Income before gains on sales of real
  estate investments....................    $0.65          $0.61          $0.59          $0.70          $0.69
Net income..............................     0.72           0.61           0.92           0.70           0.69
Cash dividends paid ....................     1.12           1.12           1.12           1.12           1.12
Weighted average number
   of shares outstanding...............17,055,496     16,861,324     16,682,675     16,548,198     16,356,462
BALANCE SHEET DATA:
Real estate properties (3).............. $384,550       $395,800       $389,094       $345,088       $337,703
Total assets............................  339,629        344,571        347,172        309,345        316,622
Fixed rate  debt........................  111,207        114,609        116,961         67,500         69,429
Bank line of credit balance.............   32,250         29,250         23,645         33,244         35,902
Shareholders' equity....................  191,948        196,799        202,684        204,938        209,345


    (1) Revenues comprise minimum rents, percentage rents, recoveries from tenants and other income.

    (2) The Trust considers Funds From Operations (FFO) to be an alternate measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of cash flow from operations. For further discussion of FFO, please refer to Management's Discussion and Analysis on page 17.

    (3) Real estate properties reflect acquisition costs and capitalized costs of improvements before deduction of depreciation and amortization. Real estate properties do not include properties held for sale. As of December 31, 1996, the Trust owned 10 properties held for sale with an aggregate book value (before depreciation) of $16,161,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Trust to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Trust anticipates that cash flows provided by operations will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code requirements. Cash on hand, proceeds from the sale of properties held for sale and borrowings under the Trust's existing bank line of credit, as well as other debt and equity alternatives, will be used to provide the necessary funds to achieve future growth. At December 31, 1996, the Trust owned 10 properties held for sale with a net aggregate carrying value of $10.6 million.

As of December 31, 1996, the Trust's aggregate outstanding indebtedness of $143.5 million comprised $111.2 million in fixed-rate debt (i.e., $61.3 million of convertible debentures and $49.9 million of senior notes) and $32.3 million of borrowings under the Trust's variable-rate bank line of credit. Any incurrence of additional debt by the Trust would be subject to limitations imposed under the Trust's senior notes and the bank line of credit.

The Trust had approximately $12.7 million available under its $45.0 million bank line of credit as of December 31, 1996. This facility, which has certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements), could be used to fund acquisitions, improvements to real estate and other cash requirements. The interest rate on the bank line of credit is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. The weighted average interest rate on the bank line of credit at December 31, 1996, was 7.25%. The Trust intends to renew or replace this facility when it expires on May 31, 1998.

The Trust has an ownership interest in two properties where the co-owner is obligated under a note that is secured by the property. None of the Trust's debt is secured by mortgages on its properties.

FUNDS FROM OPERATIONS

The Trust considers Funds From Operations to be an alternate measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of cash flow from operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, the Trust, along with most industry investors, has considered presentation of operating results for real estate companies that use historical cost accounting to be less than fully informative.

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on sales of property. Funds From Operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income as an indicator of the Trust's operating performance, or for cash flows as a measure of liquidity.

Funds From Operations (NAREIT 1995 definition) increased $1.3 million to $22.3 million in 1996, from the 1995 figure of $21.0 million. This 6% increase is primarily the result of increased revenues and, to a lesser extent, reduced operating expenses.

In 1995, Funds From Operations increased $933,000 to $21.0 million, an increase of more than 4% over the 1994 figure of $20.1 million. The major components of this increase were increased minimum rents, increased recoveries from tenants and the absence of a 1994 provision for environmental costs relating to the Oakland, California, property, offset in part by increased interest expense, property operating costs and a decrease in other income.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

Net income increased $1.9 million to $12.2 million, or $0.72 per share, in 1996, from $10.3 million, or $0.61 per share, in 1995. This 19% increase in net income is principally due to the 1996 gains of $1.1 million realized from the sale of two single-tenant retail properties and one parcel of land. Additionally, the increase results from increased minimum rents and other income as well as decreased interest expense and other operating expenses.

Minimum rents increased $600,000 to $38.2 million in 1996 from $37.6 million in 1995. This increase represents approximately 2% over the 1995 figure. Other income increased $172,000, or 29%, to $756,000 in 1996 from $584,000 in 1995.
This increase is primarily the result of the $75,000 gain recorded on the sale of marketable securities held by the Trust and increased lease termination income of $60,000.

Interest expense decreased $248,000, or 2%, from the 1995 figure of $11.5 million to $11.3 million in 1996. The main factors contributing to this decrease are: (i) the redemption of $2,250,000 of 8% convertible debentures during the year and (ii) the decreased interest rate on the Trust's variable rate line of credit.

Other operating expenses decreased $224,000 to $2.7 million in 1996 from $2.9 million in 1995. This 8% decrease is primarily due to decreased spending for "additional" marketing funds. Additional marketing funds are in excess of the Trust's contractually obligated contributions. Historically, certain shopping centers were targeted to benefit from these additional contributions until the shopping center obtained stabilization.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

Net income decreased $5.0 million to $10.3 million, or $0.61 per share, in 1995, from $15.3 million, or $0.92 per share, in 1994. This 33% decrease in net income is principally due to the 1994 gains realized from the sales of real estate investments. Additionally, the decrease is due to increased interest expense, depreciation and amortization, and property operating costs as well as decreased other income, partially offset by the absence of the 1994 provision for loss on real estate investment.

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

Other income decreased $1.4 million to $584,000 from $2.0 million in 1994. The contributing factors to this decrease are the absence in 1995 of (i) $600,000 of lease termination income recorded in 1994, (ii) investment income earned in 1994 from the senior notes net proceeds prior to the use of these proceeds for several 1994 acquisitions and (iii) mortgage interest income earned on a note retired during the second quarter of 1994.

Interest expense increased $1.4 million, or 14%, in 1995 to $11.5 million from $10.1 million in 1994. This increase primarily results from increased borrowings and higher interest rates under the Trust's bank line of credit. Additionally, interest expense increased as a result of 12 months of interest on the senior notes in 1995 compared to 10-1/2 months in 1994.

Property operating costs were $8.3 million in 1995 compared to $7.4 million in 1994. This $899,000, or 12% increase from the prior year, is primarily due to the 1994 and 1995 acquisitions. Ownership of the majority of these properties commenced mid-year 1994.

Depreciation and amortization expense increased $1.0 million to $10.9 million for the year ended December 31, 1995, from $9.9 million in 1994. This 10% increase results from a net increase in the depreciable basis of the Trust's portfolio of real estate investments due to acquisitions made by the Trust beginning in mid-year 1994, net of dispositions.

INFLATION

Substantially all of the Trust's properties are leased on a triple-net basis, which reduces the Trust's exposure to increases in property operating expenses resulting from inflation. Future increases in inflation would likely increase revenues and, thereby, further protect the Trust from the impact of inflation. Revenue increases could be realized through CPI-based escalation of rents, percentage rents based on tenants' gross sales and inflation-adjusted base rents on new leases.

Increases in interest rates could increase the Trust's borrowing costs. As of December 31, 1996, the Trust had $32.3 million outstanding under its unsecured variable-rate bank line of credit. This amount represents approximately 22% of the Trust's total liabilities and approximately 8% of the Trust's historical cost of real estate owned.

                         WESTERN INVESTMENT REAL ESTATE TRUST



                                 Financial Statements



                                  Form 10-K   Item 8



                                  December 31, 1996

                         WESTERN INVESTMENT REAL ESTATE TRUST

                            INDEX TO FINANCIAL STATEMENTS




                                                                 Page
                                                                 ----


Report of Independent Certified Public Accountants                 22

Balance Sheets - December 31, 1996 and December 31, 1995           23

Statements of Income - For the Years Ended                         24
  December 31, 1996, 1995 and 1994

Statements of Shareholders' Equity - For the Years Ended           25
  December 31, 1996, 1995 and 1994

Statements of Cash Flows - For the Years Ended                     26
  December 31, 1996, 1995 and 1994

Notes to Financial Statements                                27 to 37

Financial Statement Schedule III:  Real Estate and           38 to 39
  Accumulated Depreciation

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Investment Real Estate Trust as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG PEAT MARWICK LLP
San Francisco, California
February 4, 1997


BALANCE SHEETS                                                             WESTERN INVESTMENT REAL ESTATE TRUST

                                                                                         December 31,
ASSETS                                                                              1996                1995
                                                                          --------------------------------------
                                                                                         (In thousands)
Real estate investments:
   Real estate properties..........................................             $384,550            $395,800
   Less accumulated depreciation and amortization..................              (66,271)            (61,249)
                                                                                 --------            --------
                                                                                  318,279             334,551

   Real estate properties held for sale,
      (net of accumulated depreciation of $5,525,000 in 1996)                      10,636                 ---
                                                                                 --------            --------
      Net real estate investments..................................               328,915             334,551

Cash and cash equivalents..........................................                   952                 657
Accounts receivable and other assets...............................                 7,551               6,868
Deferred long-term debt issuance costs, net........................                 2,211               2,495
                                                                                 --------            --------
                                                                                 $339,629            $344,571
                                                                                 --------            --------
                                                                                 --------            --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit................................................               $32,250             $29,250
Convertible debentures.............................................                61,310              63,433
Senior notes, net..................................................                49,897              49,882
Real estate loan payable...........................................                   ---               1,294
                                                                                 --------            --------
                                                                                  143,457             143,859

Interest payable...................................................                 1,477               1,641
Prepaid rents and security deposits................................                 1,554               1,320
Other liabilities..................................................                 1,193                 952
                                                                                 --------            --------

   Total liabilities...............................................               147,681             147,772
                                                                                 --------            --------

Shareholders' equity:
   Shares of beneficial interest, no par value,
      unlimited share authorization.
      Issued and outstanding:
      December 31, 1996 - 17,138,432 shares;
      December 31, 1995 - 16,972,496 shares........................               242,054             240,034
   Accumulated dividends in excess of net income...................               (50,106)            (43,235)
                                                                                 --------            --------

   Commitments and contingencies (notes 3, 11 and 16)

   Total shareholders' equity......................................              191,948             196,799
                                                                                 --------            --------
                                                                                 $339,629            $344,571
                                                                                 --------            --------
                                                                                 --------            --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.



STATEMENTS OF INCOME                        WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------





                                                                          Year Ended December 31,
                                                               1996                  1995               1994
                                                         ------------------------------------------------------
                                                                  (In thousands, except for per share and
                                                                                share data)

REVENUES:

  Minimum rents                                               $38,241             $37,641             $34,100
  Percentage rents                                                649                 559                 537
  Recoveries from tenants                                       7,355               6,821               6,083
  Other income                                                    756                 584               2,017
                                                           ----------          ----------          ----------
Total revenues                                                 47,001              45,605              42,737
                                                           ----------          ----------          ----------

EXPENSES:

  Interest                                                     11,289              11,537              10,063
  Property operating costs                                      8,933               8,310               7,411
  Depreciation and amortization                                11,264              10,893               9,879
  Other operating expenses                                      2,693               2,917               2,967
  General and administrative                                    1,706               1,691               1,510
                                                           ----------          ----------          ----------
Total expenses                                                 35,885              35,348              31,830
                                                           ----------          ----------          ----------
  Income from operations                                       11,116              10,257              10,907
                                                           ----------          ----------          ----------

Provision for loss on real estate investment                      ---                 ---                 996
                                                           ----------          ----------          ----------

  Income before gains on sales of real estate investments      11,116              10,257               9,911

Gains on sales of real estate investments                       1,115                  47               5,355
                                                           ----------          ----------          ----------
-
  Net income                                                  $12,231             $10,304             $15,266
                                                           ----------          ----------          ----------
                                                           ----------          ----------          ----------

Per share data:

  Income before gains on sales of real estate investments       $0.65               $0.61               $0.59
                                                           ----------          ----------          ----------
                                                           ----------          ----------          ----------
  Net income                                                    $0.72               $0.61               $0.92
                                                           ----------          ----------          ----------
                                                           ----------          ----------          ----------

  Cash dividends paid                                           $1.12               $1.12               $1.12
                                                           ----------          ----------          ----------
                                                           ----------          ----------          ----------

Weighted average number of shares outstanding              17,055,496          16,861,324          16,682,675
                                                           ----------          ----------          ----------
                                                           ----------          ----------          ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF SHAREHOLDERS' EQUITY          WESTERN INVESTMENT REAL ESTATE TRUST

                     Years Ended December 31, 1996, 1995 and 1994
                          (In thousands, except share data)



                                                                                Accumulated
                                                                                 Dividends             Total
                                                   Shares of                  in Excess of           Share-
                                             Beneficial Interest                   Net              holders'
                                             --------------------
                                         Number               Amount             Income               Equity
                                         ------               ------             ------              -------
Balance, January 1, 1994               16,645,791            $236,178            $(31,240)           $204,938

Net proceeds from issuance of shares       63,740                 834                 ---                 834
Debenture redemptions                      25,001                 329                 ---                 329
Net income                                    ---                 ---              15,266              15,266
Cash dividends paid                           ---                 ---             (18,683)            (18,683)
                                       ----------            --------            --------            --------
Balance, December 31, 1994             16,734,532             237,341             (34,657)            202,684
Net proceeds from issuance of shares       43,575                 514                 ---                 514
Debenture redemptions                     194,389               2,179                 ---               2,179
Net income                                    ---                 ---              10,304              10,304
Cash dividends paid                           ---                 ---             (18,882)            (18,882)
                                       ----------            --------            --------            --------

Balance, December 31, 1995             16,972,496             240,034             (43,235)            196,799

Debenture redemptions                     165,936               2,020                 ---               2,020
Net income                                    ---                 ---              12,231              12,231
Cash dividends paid                           ---                 ---             (19,102)            (19,102)
                                       ----------            --------            --------            --------

BALANCE, DECEMBER 31, 1996             17,138,432            $242,054            $(50,106)           $191,948
                                       ----------            --------            --------            --------
                                       ----------            --------            --------            --------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOW                     WESTERN INVESTMENT REAL ESTATE TRUST
-----------------------                     ------------------------------------



                                                                                                    Year Ended December 31,
                                                                                     1996               1995               1994
                                                                                 --------------------------------------------------
                                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  12,231           $  10,304           $  15,266
   Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .          11,264              10,893               9,879
      Amortization of deferred debt issuance costs. . . . . . . . . . . .             365                 391                 319
      Gains on sales of real estate investments . . . . . . . . . . . . .          (1,115)                (47)             (5,355)
      Gain on sale of marketable securities . . . . . . . . . . . . . . .             (75)                ---                 ---
      Increase in accounts receivable and other assets. . . . . . . . . .            (204)               (304)               (558)
      Increase in deferred rent receivable. . . . . . . . . . . . . . . .            (797)             (1,065)               (692)
      (Decrease) increase in interest payable . . . . . . . . . . . . . .            (164)                144                 175
       Increase (decrease) in prepaid rents,
         security deposits and other liabilities. . . . . . . . . . . . .             451                (113)                182
      Provision for loss on real estate investment. . . . . . . . . . . .              --                 ---                 996
                                                                                ---------           ---------            --------
      Net cash provided by operating activities . . . . . . . . . . . . .          21,956              20,203              20,212
                                                                                ---------           ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of real estate investments . . . . . . . . . . . .           1,371                 168              24,470
   Proceeds from sale of marketable securities. . . . . . . . . . . . . .             234                 ---                 ---
   Recovery of acquisition costs (acquisitions) of real estate
     investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              36              (3,278)            (64,907)
   Funds escrowed pending acquisition . . . . . . . . . . . . . . . . . .             ---                (168)                ---
   Improvements of real estate investments:
      Build-to-suit developments. . . . . . . . . . . . . . . . . . . . .          (4,239)             (1,056)             (1,325)
      New leases. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,707)             (2,544)             (1,945)
      General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (192)               (676)             (1,031)
   Recovery of investment in direct financing leases... . . . . . . . . .             272                 236                 205
   Proceeds from payoff of mortgage loan receivable . . . . . . . . . . .             ---                 ---               2,809
                                                                                ---------           ---------            --------
      Net cash used in investing activities . . . . . . . . . . . . . . .          (4,225)             (7,318)            (41,724)
                                                                                ---------           ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank line of credit. . . . . . . . . . . . . . . . . . . .          40,468              39,650              46,856
   Principal payments on bank line of credit. . . . . . . . . . . . . . .         (37,468)            (34,045)            (56,455)
   Principal payments on real estate loan payable . . . . . . . . . . . .          (1,294)                (68)                (62)
   Redemption of convertible debentures . . . . . . . . . . . . . . . . .             (40)                (45)                 (4)
   Net proceeds from issuance of shares . . . . . . . . . . . . . . . . .             ---                 514                 834
   Proceeds from senior notes offering. . . . . . . . . . . . . . . . . .             ---                 ---              49,855
   Senior notes issuance costs. . . . . . . . . . . . . . . . . . . . . .             ---                 ---                (509)
   Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .         (19,102)            (18,882)            (18,683)
                                                                                ---------           ---------            --------
      Net cash (used in) provided by financing activities . . . . . . . .         (17,436)            (12,876)             21,832
                                                                                ---------           ---------            --------

      Net increase in cash and cash equivalents . . . . . . . . . . . . .             295                   9                 320

Cash and cash equivalents, at beginning of period . . . . . . . . . . . .       $     657           $     648            $    328
                                                                                ---------           ---------            --------

Cash and cash equivalents, at end of period . . . . . . . . . . . . . . .       $     952           $     657            $    648
                                                                                ---------           ---------            --------
                                                                                ---------           ---------            --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for interest. . . . . . . . . . . . . . .       $  11,217           $  11,030            $  9,568
                                                                                ---------           ---------            --------
                                                                                ---------           ---------            --------

SUPPLEMENTAL NON-CASH OPERATING ACTIVITY:
      Property buyer's assumption of liability. . . . . . . . . . . . . .       $     ---           $     ---            $    658
                                                                                ---------           ---------            --------
                                                                                ---------           ---------            --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

NOTES TO FINANCIAL STATEMENTS


Note 1:  SIGNIFICANT ACCOUNTING POLICIES

(A)  Description of Business

Western Investment Real Estate Trust, an equity real estate investment trust
(REIT), is a dominant owner of community and neighborhood shopping centers located in Northern California and Northern Nevada. At December 31, 1996, the company's real estate portfolio comprises 60 properties, 48 of which are retail properties. The majority of Western's retail properties are anchored by grocery superstores. Western, a self-administered and fully integrated real estate operating company, owns and manages quality properties that offer opportunities for growth in cash flow.

(B)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)  Real Estate Investments

Properties comprising real estate investments are stated at cost plus capitalized improvements. Depreciation and amortization are calculated primarily using the straight-line method over the estimated useful lives of 20-45 years for buildings and 2-31 years for improvements. Included in real estate investments are net investments in direct financing leases comprising the aggregate minimum lease payments to be received over the terms of the leases, plus an estimated residual value, less unearned income. In addition, leasing commissions and leasing-related legal fees are capitalized and amortized over the respective terms of these leases. Leasing commissions and leasing-related legal fees are included under "Accounts receivable and other assets."

The Trust adopted Financial Accounting Standards Board Statement (FAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. Accordingly, in the normal course of the Trust's business, when it determines that a property should be disposed of, the Trust will discontinue the periodic depreciation of that property.

Additionally, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the recoverability of the carrying value of that property is evaluated. If the sum of the undiscounted, expected future cash flows, exclusive of interest, is less than the carrying value of that asset, a determination of fair market value of that asset is made. If the fair market value is less than the carrying value of that asset, an impairment charge is recognized.

(D)  Rental Income

The Trust accrues base rental income (minimum contractual lease payments) as earned. Certain of the Trust's leases provide for additional rent based on specified percentages of the lessee's revenues. Such percentage-based rental income is recognized during the year based on estimates. The Trust recognizes income from deferred rental receivables in accordance with Financial Accounting Standards Board Statement (FAS) 13, "Accounting for Leases." Deferred rent receivable recognized as income was $797,000 in 1996, $1,065,000 in 1995 and $692,000 in 1994.

Unearned income on leases accounted for as direct financing leases - representing the difference between the minimum lease payments and estimated residual value, less the costs of the leased property - is recognized over the life of the lease using the interest rate implicit in the lease, which provides a level rate of return on the net investment in the property.

(E)  Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid investments with original maturities of less than three months.

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


Note 2:  REAL ESTATE INVESTMENTS

The following is a reconciliation of real estate properties, the related accumulated depreciation and amortization, and properties held for sale:


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                            1996                 1995                 1994
                                                                         -------------------------------------------------------
                                                                                            (In thousands)
Real estate properties:
  Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .     $ 395,800           $ 389,094           $ 345,088
  Increases:        Acquisitions. . . . . . . . . . . . . . . . . . . .           ---               3,278              64,907
                    Improvements. . . . . . . . . . . . . . . . . . . .         5,788               3,775               3,842
  Decreases:        Properties reclassified as held for sale. . . . . .       (16,161)             ------
                    Dispositions. . . . . . . . . . . . . . . . . . . .          (569)               (111)            (24,075)
                    Recovery of acquisition costs . . . . . . . . . . .           (36)                ---                 ---
                    Write-down due to impairment. . . . . . . . . . . .           ---                 ---               (463)
                    Amortization of direct financing leases . . . . . .          (272)               (236)               (205)
                                                                            ---------           ---------           ---------
  Balance at end of year. . . . . . . . . . . . . . . . . . . . . . . .      $384,550           $ 395,800           $ 389,094
                                                                            ---------           ---------           ---------
                                                                            ---------           ---------           ---------
Accumulated depreciation and amortization:
  Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .     $  61,249           $  50,802           $  45,635
  Additions charged to operations . . . . . . . . . . . . . . . . . . .        10,722              10,447               9,469
  Accumulated depreciation of properties held for sale. . . . . . . . .        (5,525)                ---                 ---
  Dispositions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (175)                ---             (4,302)
                                                                            ---------           ---------           ---------
  Balance at end of year. . . . . . . . . . . . . . . . . . . . . . . .     $  66,271           $  61,249           $  50,802
                                                                            ---------           ---------           ---------
                                                                            ---------           ---------           ---------
Real estate properties held for sale:
  Balance at beginning of year. . . . . . . . . . . . . . . . . . . . .     $      (0)           $     (0)           $     (0)
  Properties reclassified as held for sale. . . . . . . . . . . . . . .        16,161                 ---                 ---
  Accumulated depreciation of properties held for sale. . . . . . . . .        (5,525)                ---                 ---
                                                                            ---------           ---------           ---------
  Balance at end of year. . . . . . . . . . . . . . . . . . . . . . . .     $  10,636           $      (0)           $     (0)
                                                                            ---------           ---------           ---------
                                                                            ---------           ---------           ---------




At December 31, 1996, the Trust owned 10 properties held for sale. These properties total 290,000 leasable square feet and have a net aggregate carrying value of $10.6 million.

With the exception of the Trust's ownership interest in two properties in which the co-owner is obligated under a note secured by the property, no other Trust property is subject to mortgage debt.

Most of the Trust's leases require the tenant to be responsible for, or reimburse the Trust for liability insurance coverage on the properties. The Trust maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

While the Trust believes its properties are adequately insured, the Trust does not carry earthquake, flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Trust's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Trust properties could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Trust has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

The Trust periodically considers the merits of purchasing earthquake insurance. To date the Trust has not purchased earthquake insurance because of (i) the high premiums and deductibles and (ii) the Trust's geographically diversified portfolio that reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally comprise single-story, relatively new buildings.


Note 3:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize costs that exceed $4,000 and are associated with the improvement of real estate investments. Capitalized costs include leasing-related costs and property improvements. During 1996, the Trust capitalized $6,138,000 in such expenditures (of which $5,788,000 relates to improvements and $350,000 to leasing-related costs). This amount comprises $4,239,000 of build-to-suit capital improvements; $169,000 of capitalized costs incurred in connection with the leasing of previously unleased space; $1,538,000 of capitalized costs incurred in connection with leasing previously leased space; and $192,000 of capitalized costs that relate to general improvements.

During the year ended December 31, 1996, the Trust entered into new leases that obligate the Trust to fund leasing commissions, tenant improvements and build-to-suit developments. This obligation relates entirely to new leases, a portion of which was funded during 1996 and is reflected in the preceding paragraph. In addition, a portion remains an obligation of the Trust at December 31, 1996. The aggregate and per-square-foot information is as follows:



Property Type                                                 New Leases
--------------------------------------------------------------------------------------------------------------------


                                                                   Tenant                        Leasing
                                   Build to Suit                Improvements                   Commissions
                           --------------------------       ----------------------    ----------------------------

                                                  Per                         Per                           Per
                             Aggregate         Square       Aggregate        Square   Aggregate            Square
                               Amount           Foot         Amount           Foot     Amount               Foot
                             ---------         ------       ---------        ------   ----------          ------
Shopping Centers &
  Retail Properties       $811,000            $67.58       $1,024,585        $6.91    $265,251             $4.77

Commercial                                                     99,080         8.00      27,179              2.19

Total                     $811,000                         $1,123,665                 $292,430




Note 4:     LEASES

Future minimum lease payments scheduled to be received under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows: 1997 -- $36,820,000; 1998 --
$34,864,000; 1999 -- $31,877,000; 2000 -- $29,191,000; 2001 -- $25,974,000;
thereafter -- $233,850,000.  The total minimum lease payments are $392,576,000.

Future minimum lease payments scheduled to be received under direct financing leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are as follows: 1997 -- $469,000; 1998 --
$469,000; 1999 -- $212,000; 2000 -- $189,000; 2001 -- $189,000; thereafter --
$331,000. At December 31, 1996, the Trust's investment in direct financing leases was $1,797,000, and was calculated by adding the estimated residual value of $383,000 to the total remaining minimum lease payments of $1,859,000, less unearned income of $445,000. The original cost of the properties subject to these direct financing leases is $4,449,000. Included in other income is income recorded under direct financing leases of $197,000, $233,000 and $265,000 in 1996, 1995 and 1994, respectively.


Note 5:  MAJOR TENANT

Total revenues attributable to leases with Raley's, a grocery and drug retailer, the Trust's most significant tenant, were $9,382,000, $9,009,000 and $9,400,000 in 1996, 1995 and 1994, respectively. These amounts represented 20%, 20% and 22% of total revenues during 1996, 1995 and 1994, respectively.


Note 6:  BANK LINE OF CREDIT

At December 31, 1996, the Trust had borrowed $32,250,000 under a $45 million unsecured line of credit. Interest on funds drawn under this line of credit is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election, and is payable monthly on any outstanding balance. In addition, the Trust pays an annual fee of $112,500. At December 31, 1996, and 1995, the weighted average interest rate on the outstanding balance under the Trust's bank line of credit was 7.25% and 7.57%, respectively. During the years ended December 31, 1996, and 1995, the average balance outstanding on the bank line of credit was $27,503,000 and $24,187,000, respectively. The weighted average interest rate during the year was 7.33% for 1996 and 7.91% for 1995.
The Trust is not required to pledge any assets or maintain compensating balances for this line of credit, although the Trust has agreed to certain covenants that impose limitations on the incurrence of debt and other restrictions. Additionally, if amounts due under the line of credit are not paid at maturity, the lender, at its option, can require the Trust to provide security interests in Trust properties. The Trust intends to renew or replace this facility when it expires on May 31, 1998.


Note 7:  CONVERTIBLE DEBENTURES

In August 1988, the Trust issued $75 million of 8% convertible debentures (the "debentures"), due in 2008. The debentures are convertible prior to maturity, unless previously redeemed, at a conversion price equal to $22.23 per share. The debentures are subject to limited mandatory redemption at 100% of their principal amount plus accrued interest (i) on June 30 in any year, with the consent of any holder thereof, or (ii) at any time within 60 days after the receipt of a consent on behalf of a deceased holder. The Trust has the option either to redeem debentures for cash or to exchange its shares in an amount equal to 100% of the principal amount of such debentures. Such redemption obligations are limited to a noncumulative maximum principal amount of $25,000 per holder and $2,250,000 in the aggregate for each 12 month period ending June 30, with priority being given to consents on behalf of deceased holders. In addition, the Trust has the option to redeem the debentures without the consent of the holders, in whole or in part, at a redemption price of par.

On June 30, 1996, $2,029,000 of the debentures were presented for limited mandatory redemption. The Trust elected to exchange 161,603 shares at $12.55 for the debentures. During 1996, an additional $94,000 of debentures were presented for mandatory redemption on behalf of deceased debenture holders, and the Trust elected to exchange (i) $54,000 for 4,333 shares and (ii) $40,000 in cash.

On June 30, 1995, $1,827,000 of the debentures were presented for limited mandatory redemption. The Trust elected to exchange 158,785 shares at $11.50 for the debentures. During 1995, an additional $471,000 of debentures were presented for mandatory redemption on behalf of deceased debenture holders, and the Trust elected to exchange (i) $426,000 for 35,604 shares and (ii) $45,000 in cash.

As of December 31, 1996, the debentures carried "investment grade" ratings from Moody's Investor Service (Baa(3)) and Standard & Poor's (BBB).


Note 8:  SENIOR NOTES

In February 1994, the Trust sold $50 million of 7 7/8% senior notes (the "notes") in a public offering. The notes are due in 2004 and contain certain covenants that impose limitations on the incurrence of debt and other restrictions. These restrictions include a cap on total borrowings, minimum shareholders' equity and income coverage requirements. The notes are not redeemable prior to maturity.

As of December 31, 1996, the senior notes carried "investment grade" ratings from Moody's Investor Service (Baa(3)) and Standard & Poor's (BBB).


Note 9:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. The Trust believes that the carrying amount approximates fair value for cash and cash equivalents, the bank line of credit and real estate loan payable. The fair value of the Trust's marketable securities, convertible debentures and senior notes are based on quoted market prices.

The estimated fair values of the Trust's financial instruments as of December 31 are as follows (in thousands):



                                                       1996                                               1995
                                                       ----                                               ----
                                           Carrying               Fair                       Carrying               Fair
                                            Amount                Value                        Amount              Value
                                     ----------------------------------                -----------------------------------
Cash and cash equivalents                 $   952             $   952                       $   657             $   657
Marketable securities . . . . . . . .         ---                 ---                           159                 199

Bank line of credit . . . . . . . . .     $32,250             $32,250                       $29,250             $29,250
Convertible debentures. . . . . . . .      61,310              61,310                        63,433              62,164
Senior notes. . . . . . . . . . . . .      49,897              50,938                        49,882              54,015
Real estate loan payable. . . . . . .         ---                 ---                         1,294               1,294

Note 10: TRUSTEE EMERITUS, DEATH AND DISABILITY PROGRAMS

Under the Trustee Emeritus Program, O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr. are eligible to become a Trustee Emeritus after reaching age 65. A Trustee Emeritus shall serve the Trust in an advisory capacity and will be compensated accordingly, up to a maximum of $60,000 annually. Mr. Etcheverry elected to become Trustee Emeritus on January 1, 1993.

O. A. Talmage, Bernard Etcheverry, and Chester R. MacPhee, Jr. are eligible to participate in the Death and Disability Program. The Trust will pay an annual death or disability obligation under the program based on a percentage of the participant's average annual compensation for his 36 months of service as a trustee during the time his compensation was the greatest up to a maximum of $60,000 annually. In the case of a participant's death, his eligible spouse will be entitled to receive benefits under the program. The Death and Disability obligation as of December 31, 1996, and 1995 was $409,000 and $346,000 respectively, and was calculated using a discount rate of 7.0% and 8.5% for 1996 and 1995, respectively.


Note 11: STOCK OPTION PLAN

In May 1988, the Trust instituted a non-qualified stock option plan (the "Plan"). The purchase price of shares of beneficial interest purchased pursuant to this Plan is to be not less than the fair market value of the shares on the date of grant. Options granted under the Plan, which expire six years from the grant date if not exercised, vest and become exercisable at a rate of 20% per year from the date of grant until completely vested. A total of 300,000 shares of beneficial interest have been authorized under the Plan.

Activity in the Trust's share option plan during the three years ended December 31, 1996, is summarized in the following table:



                                                                     Shares Available       Options           Weighted
                                                                        for Future         Granted and         Average
                                                                      Options Grants       Outstanding         Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
12/31/93, Balance                                                         2,400             297,600              $15.70
-----------------------------------------------------------------------------------------------------------------------------
                                                  Exercised                  --                (160)             $11.44
                                                    Expired             143,240            (143,240)             $17.37
                                                    Granted            (106,800)            106,800              $12.68
-----------------------------------------------------------------------------------------------------------------------------
12/31/94, Balance                                                        38,840             261,000              $13.54
-----------------------------------------------------------------------------------------------------------------------------
                                                  Exercised                 ---                 ---                 ---
                                                    Expired              45,000             (45,000)             $17.07
                                                    Granted             (33,000)             33,000              $11.00
-----------------------------------------------------------------------------------------------------------------------------
12/31/95, Balance                                                        50,840             249,000              $12.57
-----------------------------------------------------------------------------------------------------------------------------
                                                  Exercised                 ---                 ---                 ---
                                                    Expired               6,000              (6,000)             $11.66
                                                    Granted             (29,000)             29,000              $13.31
-----------------------------------------------------------------------------------------------------------------------------
12/31/96, BALANCE                                                        27,840             272,000              $12.67
-----------------------------------------------------------------------------------------------------------------------------



The following table summarizes information about the Trust's fixed price stock options outstanding at December 31, 1996:



                            Options Outstanding                                         Options Exercisable
 ----------------------------------------------------------------------        -------------------------------------
                        Number of           Weighted           Weighted                                Weighted
                         options             average             average                                average
Range of             outstanding  at        remaining           exercise                                exercise
Exercise Prices    December 31, 1996   contractual life          price               Options              price
--------------------------------------------------------------------------------------------------------------------
$11.00 - $13.81         272,000            3.44 years            $12.67             130,160              $12.60


Accounting for Stock-Based Compensation

On January 1, 1996, the Trust adopted Financial Accounting Standards Board Statement (FAS) 123, "Accounting for Stock-Based Compensation," and has elected the disclosure provisions of FAS 123. Consequently, the Trust has recorded no compensation costs related to its stock options granted during 1996, 1995 and 1994.

Pursuant to FAS 123, the Trust is required to disclose the pro-forma effects on net income and net income per-share data as if the Trust had elected to use the fair value approach to account for its employee stock-based compensation plans.



                                                                YEAR ENDED                              Year ended
(In thousands, except for per share data)                    DECEMBER 31, 1996                        December 31, 1995
------------------------------------------------------------------------------------------------------------------------------
                                                          As               Adjusted                As               Adjusted
                                                       Reported            Pro-Forma           Reported            Pro-Forma
                                                    -------------------------------------------------------------------------
Net Income                                               $12,231             $12,214             $10,304             $10,302
Net Income, Per Share                                     $0.72               $0.72               $0.61               $0.61


The weighted average fair value per option granted during the year ended December 31, 1996, and 1995, was $1.69 and $1.11, respectively. The fair value of options granted was estimated on the date of grant. The following assumptions were used for the options granted in 1996 and 1995, respectively: risk-free interest rate of 6.05% and 5.80%; forfeiture rate, 7.4% and 6.2%; share- volatility rate, 21.9% and 22.7%; and dividend yield 8.37% and 10.30%.


Note 12: DIVIDEND REINVESTMENT PLAN

In accordance with the Dividend Reinvestment and Share Purchase Plan adopted by the Trust in 1990, the Trust received $706,000 in dividend reinvestment proceeds during 1996. These proceeds were used to purchase shares in the open market for the shareholders.

During 1995, the Trust received $514,000 net of issuance costs and issued 43,575 shares of beneficial interest. Additionally, $184,000 in dividend reinvestment proceeds were used to purchase shares in the open market for the shareholders in 1995.

During 1994, the Trust received $832,000 net of issuance costs and issued 63,580 shares of beneficial interest.

Note 13: QUARTERLY RESULTS OF OPERATIONS

The following is a summary of quarterly financial information for the last two years:


Unaudited                                                                   Quarters
                                              --------------------------------------------------------------------------
(In thousands, except for per share and share data)    First              Second                Third              Fourth
-------------------------------------------------------------------------------------------------------------------------

1996
----
TOTAL REVENUES . . . . . . . . . . . . . . . .   $    11,171         $    12,026         $    11,727         $    12,077
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

INCOME BEFORE GAINS ON SALES OF REAL
   ESTATE INVESTMENTS. . . . . . . . . . . . .   $     2,816         $     2,837         $     2,711         $     2,752
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

NET INCOME . . . . . . . . . . . . . . . . . .   $     2,816         $     3,869         $     2,794         $     2,752
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

PER SHARE:
   NET INCOME. . . . . . . . . . . . . . . . .   $      0.17               $0.23               $0.16         $      0.16
   DIVIDENDS . . . . . . . . . . . . . . . . .   $      0.28               $0.28               $0.28         $      0.28
WEIGHTED AVERAGE NUMBER OF SHARES. . . . . . .    16,972,496          16,972,496          17,136,774          17,138,432

1995
Total revenues . . . . . . . . . . . . . . . .   $    10,490         $    11,589         $    10,989         $    12,537
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

Income before gains on sales of real
   estate investments. . . . . . . . . . . . .   $     2,161         $     2,430         $     2,725         $     2,941
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------
Net income . . . . . . . . . . . . . . . . . .   $     2,161         $     2,430         $     2,772         $     2,941
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

Per share:
   Net income. . . . . . . . . . . . . . . . .   $      0.13         $      0.15         $      0.16         $      0.17
   Dividends . . . . . . . . . . . . . . . . .   $      0.28         $      0.28         $      0.28         $      0.28
Weighted average number of shares. . . . . . .    16,742,965          16,771,742          16,955,262          16,971,879



Note 14:     FUNDS FROM OPERATIONS

The Trust's calculation of Funds From Operations pursuant to the 1995 NAREIT definition for the year ended December 31, 1996, 1995 and 1994, respectively, is as follows:


                                                                                      Year Ended December 31
                                                                        --------------------------------------------------
(In thousands)                                                             1996                 1995               1994
---------------------------------------------------------------------------------------------------------------------------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $12,231             $10,304             $15,266
Less:   Gains on sales of real estate investments. . . . . . . . . . .    (1,115)                (47)             (4,892)
Plus:   Real property depreciation . . . . . . . . . . . . . . . . . .     9,886               9,817               9,031
        Amortization of tenant improvement costs . . . . . . . . . . .       836                 631                 439
        Amortization of leasing commission costs . . . . . . . . . . .       436                 312                 240
                                                                         -------             -------             -------

Funds From Operations, 1995 Definition (1) . . . . . . . . . . . . . .   $22,274             $21,017             $20,084
                                                                         -------             -------             -------
                                                                         -------             -------             -------


         (1) The Trust considers Funds From Operations (FFO) to be an alternate measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of cash flow from operations. For further discussion of FFO, please refer to Management's Discussion and Analysis on page 17.

Note 15: INCOME TAX STATUS OF TRUST

The Trust has elected to be taxed as a real estate investment trust under the applicable provisions of the Internal Revenue Code and the comparable California statutes. Under such provisions, the Trust will not be taxed on that portion of its taxable income currently distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is distributed. Management believes that the Trust has qualified, and will continue to qualify, for tax purposes as a real estate investment trust. As the Trust intends to distribute all of its taxable income concurrently, no provision has been made for federal or state income taxes.

Federal taxable income of the Trust prior to the dividend-paid deductions for the three years ended December 31, was: 1996 -- $16,692,000; 1995 -- $12,727,000 and 1994 -- $15,129,000. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for leases, depreciation of investment properties and gains on property dispositions.

The taxable and nontaxable portions of distributions to shareholders for federal income tax purposes in 1996, 1995, and 1994 are as follows:

                                1996           1995            1994
                             ----------------------------------------
     Ordinary income             80.2%          67.1%          72.1%

     Return of capital           12.6           32.6           19.0

     Long-term capital gains      7.2            0.3            8.9
                             ----------------------------------------
     Total                      100.0%         100.0%         100.0%
                             ----------------------------------------
                             ----------------------------------------


Note 16:  COMMITMENTS AND CONTINGENCIES

The Trust identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Trust initiates letters of interest and extends offers on a regular basis. At December 31, 1996, the Trust was not committed to fund any acquisition.

As of December 31, 1996, the Trust has entered into several new leases that call for approximately $1,426,000 in future real estate improvements and leasing commissions. The Trust expects to pay these expenditures from operating cash flows or from borrowings under the bank line of credit.

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

The Trust assesses on an ongoing basis measures necessary to comply with environmental laws and regulations. In conducting its assessments, the Trust has identified the following matters:

OAKLAND, CALIFORNIA

During 1994, the Trust concluded the sale of its industrial property in Oakland, California. In accordance with the terms of the sale agreements, under certain conditions, the Trust would be responsible for a portion of the environmental clean-up costs. During January 1997, Alameda County gave notice that the environmental issues pertaining to this site were closed and no further action would be necessary.

VALLEJO, CALIFORNIA

The restoration work related to the disturbance of wetlands at the Trust's Park Place Shopping Center in Vallejo, California, is currently underway. It is the Trust's current estimate that the remaining cost of this restoration could be as much as $100,000.

UNDERGROUND STORAGE TANKS

The Trust, as far as it is aware, owns only one property that presently contains underground storage tanks. The Trust has no knowledge of any leakage or contamination resulting from these tanks that will have a material impact on its financial position or results of operations. However, there is a potential for contamination from reported off-site leaking petroleum underground storage tanks located on properties adjacent to certain Trust properties.

There is reported soil contamination from underground storage tanks that were removed from the Heritage Place Shopping Center in Tulare, California, prior to its acquisition by the Trust. Tulare County environmental officials ordered the prior owner to clean up this soil contamination. Should the prior owner fail to complete remediation, the Trust's exposure could be as much as $50,000 per the current estimate by an environmental consultant.

The probable overall costs of these measures cannot be determined at this time because of uncertainty about the extent of environmental risks and the Trust's responsibility, the complexity of environmental laws and regulations, and the selection of alternative compliance approaches. However, the Trust is not aware of any environmental conditions that it believes will have a material impact on its financial position or results of operations.

Western Investment Real Estate Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1996
(In thousands except for dates of construction and acquisition and depreciable lives)



----------------------------------------------------------------------------------------------------------------------------------
            Column A                                    Column B              Column C                          Column D
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Cost capitalized/(sold)
                                                                       Initial cost to company         subsequent to acquisition
----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Buildings and
         Property Name                                Encumbrances     Land        Improvements          Land      Improvements
----------------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Luckys, El Cerrito,  CA (3)                                           $250              $450               $0              $625
San Antonio Center, Mountain View,  CA (3)                             310               534                0             4,553
Kmart, Napa,  CA
Luckys, Santa Maria,  CA (3)                                            77               273                0               164
Carpeteria, Concord,  CA (3)                                           794               249                0               146
Acapulco Y Los Arcos, Fresno,  CA (3)                                  163               382                0                 0
Serra Center, Colma,  CA (30% interest)(1)                             433               914                0                50
Dodge Center,  Fallon,  NV (3)                                         405             1,595                0                32
West Town, Winnemuca,  NV                                              130             3,386                0                 0
Nob Hill General Stores, Watsonville,  CA                              416             1,084                0                 0
Eastridge Plaza Shopping Center, Porterville,  CA                      939             4,390                0                54
Angel's Camp Town Center, Angels Camp,  CA                             580             4,447                0               129
Heritage Place Shopping Center, Tulare,  CA                          1,427             7,117                0               241
Raley's Shopping Center, Yuba City,  CA                              2,101             5,151                0             1,157
Canal Farms Shopping Center, Los Banos,  CA                          1,180             6,904                0               505
Kmart Center, Sacramento,  CA                                        1,875             3,116                0               532
Park Place Shopping Center,  Vallejo,  CA                            3,850            11,291              109               997
Blossom Valley Plaza, Turlock,  CA                                   2,448             8,315                0               392
Coalinga Shopping Center, Coalinga,  CA                                816             2,144                0               886
Commonwealth Square Shopping Center, Folsom,  CA                     3,312            13,022                0               130
Country Gables Shopping Center, Granite Bay,  CA                     2,704            12,684                0               404
Heritage Oak Shopping Center, Gridley,  CA                           1,603             3,597                0                93
Belle Mill Landing, Red Bluff,  CA                                   2,247             6,043                0             1,813
Anderson Square, Anderson,  CA                                       1,145             2,125                0               356
North Hills Shopping Center, Reno,  NV                               1,700             6,911                0                62
North Hills (Phase II)                                               3,706
Cobblestone Shopping Center, Redding,  CA                            2,375             7,969                0               166
Victorian Walk Shopping Center, Fresno,  CA                          1,120             7,356                0               199
Elko Junction Shopping Center, Elko,  CA                               580             7,631                0               533
Elko Junction (Phase II)                                             1,936                              (184)             4,607
Skypark Plaza Shopping Center, Chico,  CA                            2,854            10,454                0             1,430
Heritage Park Shopping Center, Suisun,  CA                           3,575            12,187                0               278
Pinecreek Shopping Center, Grass Valley,  CA (50%
interest)(2)                                                         2,725             7,966                0               111
Eagle Station Shopping Center, Carson City,  NV                      1,735             7,585                0               152
Currier Square Shopping Center, Oroville,  CA                        2,025             7,203                0               739
Yreka Junction, Yreka,  CA                                           1,350             5,846                0               445
Ukiah Crossroads Shopping Center, Ukiah,  CA                         1,925             8,119                0               327
Raley's Supermarket, Fallon,  NV                                     1,000             3,220                0                 0
Caughlin Ranch Shopping Center, Reno,  NV                            2,950             7,123                0               335
Mercantile Row Shopping Center, Dinuba,  CA                          1,440             6,208                0                61
Elverta Crossing Shopping Center, Sacramento,  CA                    3,370             7,477                0               639
Centennial Plaza Shopping Center, Hanford,  CA                       2,225             8,935                0                78
Laguna 99 Shopping Center, Elk Grove,  CA                            2,791            11,194                0               (9)


----------------------------------------------------------------------------------------------------------------------------------
       Column A                                                                               Column E
----------------------------------------------------------------------------------------------------------------------------------

                                                                          Gross amount at which carried at close of period.
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Properties
                                                                                                     Operating
                                                                                                       under
                                                                                                       Direct
                                                                                Buildings and        Financing
    Property Name                                                    Land        Improvements          Leases          Total
----------------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Luckys, El Cerrito,  CA (3)                                           $250            $1,075                             $1,325
San Antonio Center, Mountain View,  CA (3)                             310             5,087                              5,397
Kmart, Napa,  CA                                                                           0              600               600
Luckys, Santa Maria,  CA (3)                                            77               437                                514
Carpeteria, Concord,  CA (3)                                           794               395                              1,189
Acapulco Y Los Arcos, Fresno,  CA (3)                                  163               382                                545
Serra Center, Colma,  CA (30% interest)(1)                             433               964                              1,397
Dodge Center,  Fallon,  NV (3)                                         405             1,627                              2,032
West Town, Winnemuca,  NV                                              130             3,386                              3,516
Nob Hill General Stores, Watsonville,  CA                              416             1,084                              1,500
Eastridge Plaza Shopping Center, Porterville,  CA                      939             4,444                              5,383
Angel's Camp Town Center, Angels Camp,  CA                             580             4,576                              5,156
Heritage Place Shopping Center, Tulare,  CA                          1,427             7,358                              8,785
Raley's Shopping Center, Yuba City,  CA                              2,101             6,308                              8,409
Canal Farms Shopping Center, Los Banos,  CA                          1,180             7,409                              8,589
Kmart Center, Sacramento,  CA                                        1,875             3,648                              5,523
Park Place Shopping Center,  Vallejo,  CA                            3,959            12,288                             16,247
Blossom Valley Plaza, Turlock,  CA                                   2,448             8,707                             11,155
Coalinga Shopping Center, Coalinga,  CA                                816             3,030                              3,846
Commonwealth Square Shopping Center, Folsom,  CA                     3,312            13,152                             16,464
Country Gables Shopping Center, Granite Bay,  CA                     2,704            13,088                             15,792
Heritage Oak Shopping Center, Gridley,  CA                           1,603             3,690                              5,293
Belle Mill Landing, Red Bluff,  CA                                   2,247             7,856                             10,103
Anderson Square, Anderson,  CA                                       1,145             2,481                              3,626
North Hills Shopping Center, Reno,  NV                               1,700             6,973                              8,673
North Hills (Phase II)                                               3,706                 0                              3,706
Cobblestone Shopping Center, Redding,  CA                            2,375             8,135                             10,510
Victorian Walk Shopping Center, Fresno,  CA                          1,120             7,555                              8,675
Elko Junction Shopping Center, Elko,  CA                               580             8,164                              8,744
Elko Junction (Phase II)                                             1,752             4,607                              6,359
Skypark Plaza Shopping Center, Chico,  CA                            2,854            11,884                             14,738
Heritage Park Shopping Center, Suisun,  CA                           3,575            12,465                             16,040
Pinecreek Shopping Center, Grass Valley,  CA (50%
interest)(2)                                                         2,725             8,077                             10,802
Eagle Station Shopping Center, Carson City,  NV                      1,735             7,737                              9,472
Currier Square Shopping Center, Oroville,  CA                        2,025             7,942                              9,967
Yreka Junction, Yreka,  CA                                           1,350             6,291                              7,641
Ukiah Crossroads Shopping Center, Ukiah,  CA                         1,925             8,446                             10,371
Raley's Supermarket, Fallon,  NV                                     1,000             3,220                              4,220
Caughlin Ranch Shopping Center, Reno,  NV                            2,950             7,458                             10,408
Mercantile Row Shopping Center, Dinuba,  CA                          1,440             6,269                              7,709
Elverta Crossing Shopping Center, Sacramento,  CA                    3,370             8,116                             11,486
Centennial Plaza Shopping Center, Hanford,  CA                       2,225             9,013                             11,238
Laguna 99 Shopping Center, Elk Grove,  CA                            2,791            11,185                             13,976



----------------------------------------------------------------------------------------------------------------------------------
       Column A                                                    Column F       Column G          Column H           Column I
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Life on which
                                                                                                                   depreciation in
                                                                                                                     the latest
                                                                                                                       income
                                                                 Accumulated       Date of            Date            statement
    Property Name                                               Depreciation    Construction        Acquired         is computed
----------------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Luckys, El Cerrito,  CA (3)                                           $746        1964/1983            1964               31
San Antonio Center, Mountain View,  CA (3)                           1,823        1959/1990            1965            10 to 31
Kmart, Napa,  CA                                                       N/A           1964              1966               N/A
Luckys, Santa Maria,  CA (3)                                           376           1962              1967               28
Carpeteria, Concord,  CA (3)                                           301           1963              1969            20 to 30
Acapulco Y Los Arcos, Fresno,  CA (3)                                  369           1972              1972               28
Serra Center, Colma,  CA (30% interest)(1)                             709           1972           1973/1988           8 to 31
Dodge Center,  Fallon,  NV (3)                                       1,224           1976              1977            24 to 31
West Town, Winnemuca,  NV                                            1,631        1978/1991            1978            25 to 31
Nob Hill General Stores, Watsonville,  CA                              621           1982              1982               25
Eastridge Plaza Shopping Center, Porterville,  CA                    1,469           1985              1985             3 to 35
Angel's Camp Town Center, Angels Camp,  CA                           1,476           1986              1985             2 to 31
Heritage Place Shopping Center, Tulare,  CA                          2,326           1986              1985             3 to 31
Raley's Shopping Center, Yuba City,  CA                              1,699        1963/1984            1986             4 to 40
Canal Farms Shopping Center, Los Banos,  CA                          2,050           1988              1986             3 to 32
Kmart Center, Sacramento,  CA                                        1,139        1964/1986            1986             4 to 31
Park Place Shopping Center,  Vallejo,  CA                            2,590           1987              1990             2 to 31
Blossom Valley Plaza, Turlock,  CA                                   1,792        1988/1991            1990             5 to 31
Coalinga Shopping Center, Coalinga,  CA                              1,014           1977              1987             3 to 31
Commonwealth Square Shopping Center, Folsom,  CA                     2,801           1988              1990             3 to 31
Country Gables Shopping Center, Granite Bay,  CA                     2,480           1988              1991             2 to 31
Heritage Oak Shopping Center, Gridley,  CA                           1,120           1981              1987            10 to 31
Belle Mill Landing, Red Bluff,  CA                                   2,056      1982/1987/1994         1987             3 to 31
Anderson Square, Anderson,  CA                                         737           1979              1987             5 to 31
North Hills Shopping Center, Reno,  NV                               1,944           1986              1988             4 to 31
North Hills (Phase II)                                                 N/A                             1993               N/A
Cobblestone Shopping Center, Redding,  CA                            2,258           1984              1988             3 to 31
Victorian Walk Shopping Center, Fresno,  CA                          1,951           1988              1988             3 to 31
Elko Junction Shopping Center, Elko,  CA                             2,000        1986/1991            1988             3 to 31
Elko Junction (Phase II)                                                63        1994/1996            1993               31
Skypark Plaza Shopping Center, Chico,  CA                            3,023        1985/1991            1988             3 to 31
Heritage Park Shopping Center, Suisun,  CA                           2,659           1989              1990             3 to 31
Pinecreek Shopping Center, Grass Valley,  CA (50% interest)(2)       2,084           1988              1989             3 to 31
Eagle Station Shopping Center, Carson City,  NV                      1,823           1982              1989             3 to 31
Currier Square Shopping Center, Oroville,  CA                        1,890        1969/1989            1989             5 to 31
Yreka Junction, Yreka,  CA                                           1,606           1984              1990             5 to 31
Ukiah Crossroads Shopping Center, Ukiah,  CA                         2,048           1986              1989             3 to 31
Raley's Supermarket, Fallon,  NV                                       615           1991              1991               31
Caughlin Ranch Shopping Center, Reno,  NV                            1,347        1990/1991            1990             3 to 31
Mercantile Row Shopping Center, Dinuba,  CA                          1,214           1990              1990             3 to 31
Elverta Crossing Shopping Center, Sacramento,  CA                    1,430        1991/1993            1990             3 to 31
Centennial Plaza Shopping Center, Hanford,  CA                         730           1991              1994             5 to 31
Laguna 99 Shopping Center, Elk Grove,  CA                              933           1993              1994             4 to 31


          continued on next page

Western Investment Real Estate Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1996
(In thousands except for dates of construction and acquisition and depreciable lives)



----------------------------------------------------------------------------------------------------------------------------------
            Column A                                    Column B              Column C                          Column D
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Cost capitalized/(sold)
                                                                       Initial cost to company         subsequent to acquisition
----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Buildings and
         Property Name                                Encumbrances     Land        Improvements          Land      Improvements
----------------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Mission Ridge Shopping Center, Manteca,  CA                          2,373             9,552                0                33
Northridge Shopping Center, Fair Oaks,  CA                           1,666             6,830                0              (81)
Plaza 580 Shopping Center, Livermore,  CA                            2,941            11,768              403               597
Nob Hill General Stores, Hollister,  CA                                960             3,869                0                 0
Nob Hill General Stores, Newman,  CA                                   626             2,535                0                 0
                                                       ---------------------------------------------------------------------------
         Total Shopping Center/Retail                         0     79,153           267,151              328            23,961

Industrial
----------
Viking Freight Systems, Santa Clara,  CA (3)                           548                 0                0                 0
Merchants, Inc., Commerce City,  CO (3)                                278               648                0               263
                                                       ---------------------------------------------------------------------------
         Total Industrial                                     0        826               648                0               263

Commercial
----------
US Postal Service, Boulder Creek,  CA (3)                                8                38                0                31
Coast Savings & Loan, Cupertino,  CA                                   615               845                0                 0
Coast Savings & Loan (Taraval St), San Francisco,  CA                  366             1,824                0                 0
Coast Savings & Loan, Monterey,  CA                                    911             2,189                0                 0
Coast Savings & Loan (Market St), San Francisco,  CA                   873             1,068                0                 0
Coast Savings & Loan, Santa Cruz,  CA                                  205               823                0                 0
Coast Savings & Loan, Salinas,  CA (3)                                 516             1,632                0                 0
3450 California St., San Francisco,  CA                              1,450             1,159                0               279
Redwood II, Petaluma,  CA                                            1,017             3,052                0                 0
Heald Business College, Milpitas,  CA                                  979             6,020                0               684
                                                       ---------------------------------------------------------------------------
         Total Commercial                                     0      6,940            18,650                0               994

                                                       ---------------------------------------------------------------------------
         Total All Properties                                $0    $86,919          $286,449             $328           $25,218
                                                       ---------------------------------------------------------------------------
                                                       ---------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
       Column A                                                                               Column E
----------------------------------------------------------------------------------------------------------------------------------

                                                                          Gross amount at which carried at close of period.
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Properties
                                                                                                     Operating
                                                                                                       under
                                                                                                       Direct
                                                                                Buildings and        Financing
    Property Name                                                    Land        Improvements          Leases          Total
----------------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Mission Ridge Shopping Center, Manteca,  CA                          2,373             9,585                             11,958
Northridge Shopping Center, Fair Oaks,  CA                           1,666             6,749                              8,415
Plaza 580 Shopping Center, Livermore,  CA                            3,344            12,365                             15,709
Nob Hill General Stores, Hollister,  CA                                960             3,869                              4,829
Nob Hill General Stores, Newman,  CA                                   626             2,535                              3,161
                                                       ---------------------------------------------------------------------------
         Total Shopping Center/Retail                               79,481           291,112              600           371,193

Industrial
----------
Viking Freight Systems, Santa Clara,  CA (3)                           548                 0            1,197             1,745
Merchants, Inc., Commerce City,  CO (3)                                278               911                              1,189
                                                       ---------------------------------------------------------------------------
         Total Industrial                                              826               911            1,197             2,934

Commercial
----------
US Postal Service, Boulder Creek,  CA (3)                                8                69                                 77
Coast Savings & Loan, Cupertino,  CA                                   615               845                              1,460
Coast Savings & Loan (Taraval St), San Francisco,  CA                  366             1,824                              2,190
Coast Savings & Loan, Monterey,  CA                                    911             2,189                              3,100
Coast Savings & Loan (Market St), San Francisco,  CA                   873             1,068                              1,941
Coast Savings & Loan, Santa Cruz,  CA                                  205               823                              1,028
Coast Savings & Loan, Salinas,  CA (3)                                 516             1,632                              2,148
3450 California St., San Francisco,  CA                              1,450             1,438                              2,888
Redwood II, Petaluma,  CA                                            1,017             3,052                              4,069
Heald Business College, Milpitas,  CA                                  979             6,704                              7,683
                                                       ---------------------------------------------------------------------------
         Total Commercial                                            6,940            19,644                0            26,584

                                                       ---------------------------------------------------------------------------
         Total All Properties                                      $87,247          $311,667           $1,797          $400,711
                                                       ---------------------------------------------------------------------------
                                                       ---------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
       Column A                                                    Column F       Column G          Column H           Column I
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Life on which
                                                                                                                   depreciation in
                                                                                                                     the latest
                                                                                                                       income
                                                                 Accumulated       Date of            Date            statement
    Property Name                                               Depreciation    Construction        Acquired         is computed
----------------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Mission Ridge Shopping Center, Manteca,  CA                            797           1993                1994           5 to 31
Northridge Shopping Center, Fair Oaks,  CA                             592        1958/1986              1994          10 to 31
Plaza 580 Shopping Center, Livermore,  CA                              989        1993/1996         1994/1996           5 to 31
Nob Hill General Stores, Hollister,  CA                                263           1994                1994             31
Nob Hill General Stores, Newman,  CA                                   153           1995                1995             31
                                                             ----------------
         Total Shopping Center/Retail                               64,961

Industrial
----------
Viking Freight Systems, Santa Clara,  CA (3)                           N/A           1978                1978            N/A
Merchants, Inc., Commerce City,  CO (3)                                208           1984                1984          24 to 35
                                                             ----------------
         Total Industrial                                              208

Commercial
----------
US Postal Service, Boulder Creek,  CA (3)                               49           1959                1969           5 to 30
Coast Savings & Loan, Cupertino,  CA                                   380           1980                1985             25
Coast Savings & Loan (Taraval St), San Francisco,  CA                  803           1975                1985             25
Coast Savings & Loan, Monterey,  CA                                    963           1963                1985             25
Coast Savings & Loan (Market St), San Francisco,  CA                   470           1964                1986             25
Coast Savings & Loan, Santa Cruz,  CA                                  218           1980                1986             40
Coast Savings & Loan, Salinas,  CA (3)                                 429           1937                1986             40
3450 California St., San Francisco,  CA                                619        1957/1987              1987          10 to 31
Redwood II, Petaluma,  CA                                              771           1985                1989             31
Heald Business College, Milpitas,  CA                                1,925           1987                1987          10 to 31
                                                             ----------------
         Total Commercial                                            6,627

                                                             ----------------
         Total All Properties                                      $71,796
                                                             ----------------
                                                             ----------------



(1) Serra Center is encumbered by a note and deed of trust under which the 70% co-owner in the borrower.

(2) Pinecreek is encumbered by a note and deed of trust under which the 50% co-owner is the borrower.

(3) The Trust is holding this property for sale.

(4) The aggregate cost or adjusted basis of rental property for federal income tax purposes reconciles to the amount reflected in the financial statements at December 31, 1996 as follows:


          Basis for federal income tax purposes                                       $310,460
          Direct financing leases capitalized for financial reporting purposes         ($3,153)
          Reduction in tax basis for deferred gains on condemnation and other
            sales and discharge of indebtedness                                         $4,301
          Miscellaneous differences                                                        $59
                                                                                    ----------
          Financial statement reporting basis                                         $311,667
                                                                                    ----------
                                                                                    ----------


         continued on next page


WESTERN INVESTMENT REAL ESTATE TRUST
1996 BUILDING IMPROVEMENT AND LEASING RELATED COST ADDITIONS


NAME                              LOCATION             BUILDING         LEASING
----                              --------           IMPROVEMENT     RELATED COST
                                                     -----------     ------------
     SHOPPING CENTERS / RETAIL
SAN ANTONIO CENTER                MOUNTAIN VIEW, CA   $    126         $  137
SERRA CENTER (30%)                COLMA, CA                 19             16
EASTRIDGE PLAZA                   PORTERVILLE, CA           10              -
ANGELS CAMP TOWN CENTER           ANGELS CAMP, CA           19              -
HERITAGE PLACE                    TULARE, CA                 8              -
RALEY'S CENTER                    YUBA CITY, CA            122              -
CANAL FARMS                       LOS BANOS, CA              8              -
KMART CENTER                      SACRAMENTO, CA           235              -
PARK PLACE                        VALLEJO, CA              510             21
BLOSSOM VALLEY PLAZA              TURLOCK, CA               11              -
COALINGA                          COALINGA, CA              60              -
COMMONWEALTH SQUARE               FOLSOM, CA                32             13
COUNTRY GABLES                    GRANITE BAY, CA           78              -
BELLE MILL LANDING                RED BLUFF, CA             (9)             -
ANDERSON SQUARE                   ANDERSON, CA              30              -
NORTH HILLS                       RENO, NV                   6              -
COBBLESTONE                       REDDING, CA               16              -
VICTORIAN WALK                    FRESNO, CA                22              -
ELKO JUNCTION PHASE II            ELKO, NV               3,168             48
SKYPARK PLAZA                     CHICO, CA                103             28
HERITAGE PARK                     SUISUN, CA               148              5
PINECREEK (50%)                   GRASS VALLEY, CA           3             17
EAGLE STATION                     CARSON CITY, NV           42              -
CURRIER SQUARE                    OROVILLE, CA              (8)             -
YREKA JUNCTION                    YREKA, CA                  5              -
CAUGHLIN RANCH                    RENO, NV                  38             15
MERCANTILE ROW                    DINUBA, CA                79              -
ELVERTA CROSSING                  SACRAMENTO, CA            12              -
CENTENNIAL PLAZA                  HANFORD, CA               73              -
LAGUNA 99 PLAZA                   ELK GROVE, CA             16              -
MISSION RIDGE PLAZA               MANTECA, CA               24              -
NORTHRIDGE                        FAIR OAKS, CA             42              -
PLAZA 580                         LIVERMORE, CA            570              7
                                                     ---------      ---------
          SUBTOTAL - SHOPPING CENTERS / RETAIL        $  5,618         $  307
                                                     ---------      ---------


          COMMERCIAL
          ----------

HEALD BUSINESS COLLEGE            MILPITAS, CA             170             43
                                                     ---------      ---------
      SUBTOTAL - COMMERCIAL                           $    170         $   43
                                                     ---------      ---------




             TOTAL                                    $  5,788         $  350
                                                     ---------      ---------
                                                     ---------      ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no disagreements with the independent accountants on the Trust's accounting and financial disclosure. Additionally, there has been no change of the independent accountant engaged to audit the Trust's financial statements.


                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Information with respect to the trustees and executive officers of the Trust is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 8, 1997, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.


Information with respect to executive compensation is incorporated by reference to the sections entitled "Compensation of Trustees", "Compensation of Executive Officers", "Compensation Pursuant to Plans", "Trustee Emeritus Program and Death and Disability Program", "Stock Option Grants and Exercises" and "Report of Compensation Committee on Executive Compensation" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 8, 1997, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Trust's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 8, 1997, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


The Trust, its employees, officers or trustees are not engaged in any related transactions with the Trust. Additionally, the Trust has never made any loans to its management.

                                       PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


    (a)  1.   Financial Statements - Included in Item 8                    Page
                                                                           ----

              Report of Independent Certified Public Accountants             22
              Balance Sheets - December 31, 1996 and 1995                    23
              Financial Statements for the Years Ended
                December 31, 1996, 1995 and 1994:
                  Statements of Income                                       24
                  Statements of Shareholders' Equity                         25
                  Statements of Cash Flows                                   26
                  Notes to Financial Statements                        27 to 37

    2.        Financial Statement Schedule III:  Real Estate and
              Accumulated Depreciation                                 38 to 39

    3.        Additional Information:  1996 Building Improvement and Leasing
              Related Cost Additions (unaudited)                             40


    (b)  1.   Reports on Form 8-K.

              None.

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

    (4.3) Form of Senior Notes (filed as Exhibit 4.2 to Registration Statement on Form S-3 No. 33-71270 and incorporated herein by reference).

                                                                           Page
                                                                           ----

    (10.1)**  Trust's Nonqualified Stock Option Plan (filed as
              Exhibit 4.2 to Registration Statement on Form S-8
              No. 33-27016 and incorporated herein by reference).

    (10.2)** Trust's Trustee Emeritus Plan (filed as an Exhibit to Proxy Statement dated March 25, 1986, and incorporated herein by reference.

    (23) *    Consent of Independent Certified Public Accountants            44

----------

*   Filed with this report.
**  Management contract or compensatory plan or arrangement.

                 Consent of Independent Certified Public Accountants


The Trustees
Western Investment Real Estate Trust:



We consent to incorporation by reference in the registration statement (No. 33-27016) on Form S-8 of Western Investment Real Estate Trust of our report dated February 4, 1997, relating to the balance sheets of Western Investment Real Estate Trust as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and the related financial statement schedule, which report appears in the December 31, 1996, annual report on Form 10-K of Western Investment Real Estate Trust.




                                                           KPMG PEAT MARWICK LLP
San Francisco, California
March 13, 1997

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

WESTERN INVESTMENT REAL ESTATE TRUST
(Registrant)

                                  By:       s/ Dennis D. Ryan
                                       ----------------------------------------
                                            Dennis D. Ryan
                                            Executive Vice President,
                                              Chief Financial Officer
Dated: March 13, 1997                         and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                    Date
---------                    -----                    ----

s/ O. A. Talmage             Chairman of the Board,        March 13, 1997
-------------------------      Chief Executive             --------------
O. A. Talmage                  Officer and Trustee


s/ William A. Talmage        President,                    March 13, 1997
-------------------------      Chief Operating Officer     --------------
William A. Talmage             and Trustee


s/ Dennis D. Ryan            Executive Vice President,     March 13, 1997
-------------------------      Chief Financial Officer     --------------
Dennis D. Ryan                 and Trustee


s/ Chester R. Macphee, Jr.   Trustee                       March 13, 1997
-------------------------                                  --------------
Chester R. MacPhee, Jr.

s/ Reginald B. Oliver        Trustee                       March 13, 1997
-------------------------                                  --------------
Reginald B. Oliver


s/ James L. Stell            Trustee                       March 13, 1997
-------------------------                                  --------------
James L. Stell