Form 10-Q
period 1997-03-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1997-05-06
CIK 106135

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q



           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         For the Quarter ended MARCH 31, 1997

                                          OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number  0-2809


                         WESTERN INVESTMENT REAL ESTATE TRUST
                   ------------------------------------------------
                (Exact name of registrant as specified in its charter)


              CALIFORNIA                                   94-6100058
------------------------------------------            -------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

3450 CALIFORNIA STREET, SAN FRANCISCO, CA                    94118
------------------------------------------            -------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (415) 929-0211
                                                      -------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X       No
                                                      -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



    Shares of Beneficial Interest, No Par Value - 17,138,432 shares as of March 31, 1997

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                    INDEX TO 10-Q



PART I.  FINANCIAL INFORMATION                                       Page
                                                                     ----
Item 1.  Financial Statements (unaudited)

         Balance Sheets - March 31, 1997 and December 31, 1996          3

         Statements of Income - Three months ended March 31, 1997
         and 1996                                                       4

         Statements of Shareholders' Equity - Three months
         ended March 31, 1997 and year ended December 31, 1996          5

         Statements of Cash Flows - Three months ended
         March 31, 1997 and 1996                                        6

         Notes to Financial Statements                             7 - 10


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       11 - 12


PART II. OTHER INFORMATION                                              13


SIGNATURE                                                               14

BALANCE SHEETS                              WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------

                                                     MARCH 31,      December 31,
ASSETS                                                 1997            1996
                                                     -------------------------
                                                          (In thousands)

Real estate investments:
   Real estate properties............................. $385,336       $384,550
   Less accumulated depreciation and amortization.....  (68,893)       (66,271)
                                                       --------       --------
                                                        316,443        318,279

   Real estate properties held for sale,
    (net of accumulated depreciation of $5,525,000)..    10,615         10,636
                                                       --------       --------
    Net real estate investments......................   327,058        328,915

Cash and cash equivalents.............................      976            952
Accounts receivable and other assets..................    7,307          7,551
Deferred long-term debt issuance costs, net...........    2,157          2,211
                                                       --------       --------
                                                       $337,498       $339,629
                                                       --------       --------
                                                       --------       --------


LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit................................... $ 32,700       $ 32,250
Convertible debentures................................   61,310         61,310
Senior notes, net.....................................   49,900         49,897
                                                       --------       --------
                                                        143,910        143,457


Interest payable......................................      492          1,477
Prepaid rents and security deposits...................    1,826          1,554
Other liabilities.....................................    1,332          1,193
                                                       --------       --------

   Total liabilities..................................  147,560        147,681

Shareholders' equity:
   Shares of beneficial interest, no par value,
      unlimited share authorization.
      Issued and outstanding:
      March 31, 1997 - 17,138,432;
      December 31, 1996 - 17,138,432 shares...........  242,054        242,054
   Accumulated dividends in excess of net income......  (52,116)       (50,106)
                                                       --------       --------

   Commitments and contingencies (Note C)

   Total shareholders' equity.........................  189,938        191,948
                                                       --------       --------
                                                       $337,498       $339,629
                                                       --------       --------
                                                       --------       --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                      WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------


                                                   Three Months Ended
                                                        March 31,
                                                        ---------
                                                   1997              1996
                                              -------------------------------
                                                     (In thousands,
                                          except for per share and share data)

REVENUES:

  Minimum rents................................  $    9,370     $    9,539
  Percentage rents.............................         167            154
  Recoveries from tenants......................       1,324          1,283
  Other income.................................         105            195
                                                 ----------     ----------
Total revenues.................................      10,966         11,171
                                                 ----------     ----------
                                                 ----------     ----------


EXPENSES:

  Interest.....................................       2,816          2,843
  Property operating costs.....................       1,595          1,594
  Depreciation and amortization................       2,727          2,747
  Other operating expenses.....................         557            693
  General and administrative...................         482            478
                                                 ----------     ----------
Total expenses.................................       8,177          8,355
                                                 ----------     ----------

  Net income...................................  $    2,789     $    2,816
                                                 ----------     ----------


Per share data:

  Net income...................................  $    0.163     $    0.166
                                                 ----------     ----------

  Cash dividends paid..........................  $     0.28     $     0.28
                                                 ----------     ----------

Weighted average number of shares outstanding..  17,138,432     16,972,496
                                                 ----------     ----------
                                                 ----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF SHAREHOLDERS' EQUITY          WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------


                          Three Months Ended March 31, 1997
                           and Year Ended December 31, 1996
                          (In thousands, except share data)

                                                               Accumulated
                                                                Dividends        Total
                                           Shares of           in Excess of     Share-
                                      Beneficial Interest           Net        holders'
                                      -------------------
                                   Number         Amount         Income        Equity
                                   ------         ------         ------        ------
Balance, January 1, 1996         16,972,496       $240,034     $  (43,235)     $196,799


Debenture redemption.............   165,936          2,020             --         2,020
Net income.......................        --             --         12,231        12,231
Cash dividends paid..............        --             --        (19,102)      (19,102)
                                 ----------       --------     ----------      --------
Balance, December 31, 1996.......17,138,432        242,054        (50,106)      191,948

Net income.......................        --             --          2,789         2,789
Cash dividends paid..............        --             --         (4,799)       (4,799)
                                 ----------       --------     ----------      --------

BALANCE, MARCH 31, 1997..........17,138,432       $242,054     $  (52,116)     $189,938
                                 ----------       --------     ----------      --------
                                 ----------       --------     ----------      --------



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS                    WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------


                                                                       Three Months Ended,
                                                                            March 31,
                                                                            ---------
                                                                     1997            1996
                                                                ------------------------------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income......................................................  $ 2,789        $ 2,816
 Adjustments to reconcile net income to net cash provided
     by operating activities:
    Depreciation and amortization................................    2,727          2,747
    Amortization of deferred debt issuance costs.................       87             97
    Decrease in accounts receivable and other assets.............      264            603
    Increase in deferred rent receivable.........................      (29)          (155)
    (Decrease) increase in interest payable......................     (985)           289
    Increase in prepaid rents,
      security deposits and other liabilities....................      411             97
                                                                   -------        -------
    Net cash provided by operating activities....................    5,264          6,494
                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Acquisition costs) recovery of acquisition costs
    of real estate investments...................................     (283)            26
 Improvements of real estate investments:
    Build-to-suit developments...................................     (193)        (1,494)
    New leases...................................................     (478)          (380)
    General......................................................      (11)            (2)
 Recovery of investment in direct financing leases...............       74             64
                                                                   -------        -------
    Net cash used in investing activities........................     (891)        (1,786)
                                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances on bank line of credit.................................    7,900          9,000
 Principal payments on bank line of credit.......................   (7,450)        (8,825)
 Principal payments on real estate loan payable..................       --            (18)
 Redemption of convertible debentures............................       --            (40)
 Cash dividends paid.............................................   (4,799)        (4,752)
                                                                   -------        -------
    Net cash used in financing activities........................   (4,349)        (4,635)
                                                                   -------        -------

    Net increase in cash and cash equivalents....................       24             73
                                                                   -------        -------

Cash and cash equivalents, at beginning of period................  $   952        $   657
                                                                   -------        -------

Cash and cash equivalents, at end of period......................  $   976        $   730
                                                                   -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest.......................  $ 3,716        $ 2,490
                                                                   -------        -------


         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        WESTERN INVESTMENT REAL ESTATE TRUST

                            Notes to Financial Statements

                                    March 31, 1997
                                     (Unaudited)



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

The Trust will adopt Financial Accounting Standards Board Statement (FAS) 128: "Earnings per Share" after December 15, 1997. For the three months ended March 31, 1997 and 1996, the affect of applying that statement are not material.


Note B:   REAL ESTATE INVESTMENTS

During March, 1997, the Trust acquired an undeveloped pad adjacent to its Yreka Shopping Center for $280,000. The acquisition effectively removed use restrictions on in-line tenants and a developable pad within the Trust's shopping center. Concurrent with this acquisition, the Trust entered into a 15-year lease with Carl's Jr., a national fast food retailer, and has commenced the development process of building 2,500 leasable square feet on the developable pad previously owned by the Trust, pursuant to this lease.

At March 31, 1997, the Trust owned 60 properties, totaling 4.8 million leasable square feet. Included in this total are ten properties which are being held for sale and total 290,000 leasable square feet.

In April, 1997, the Trust sold the Boulder Creek, California, property for $175,000 and the Santa Maria, California, property (leased to Lucky Stores) for $1.3 million. The Trust plans on using the combined sales proceeds to purchase real estate pursuant to a tax-deferred exchange.

During March, 1997, the Trust entered into an agreement to purchase a 70,483 leasable square foot shopping center located in Northern California for $4.75 million. The Trust anticipates completing this purchase during the second quarter of 1997, using the proceeds from the recent sales of properties as well as an advance on the line of credit.

Occupancy percentages for the Trust's portfolio are as follows:

                      March 31, 1997      December 31, 1996    March 31, 1996

                      --------------      -----------------    --------------
Retail                      94.1%              93.9%                93.9%
Commercial                  74.9%              86.0%               100.0%
Industrial                 100.0%             100.0%               100.0%

Overall Occupancy           93.5%              93.7%                94.2%


Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three months ended March 31, 1997 and 1996 are as follows:

                                                            Quarter Ended
                                                              March 31,
                                                              ---------
                                                         1997           1996
                                                       --------------------
                                                          (In thousands)

"Build to Suit" capital improvements.................  $193         $1,494
Capitalized costs incurred in connection with
    leasing previously UNLEASED space................    97             44
Capitalized costs incurred in connection with
    leasing previously LEASED space..................   381            336
Capitalized costs which relate to
    improvements to common areas.....................    11              2
                                                       ----         ------
Total Capitalized expenditures........................ $682         $1,876
                                                       ----         ------
                                                       ----         ------

Improvements.......................................... $557         $1,813
Leasing-related costs.................................  125             63
                                                       ----         ------
Total Capitalized expenditures........................ $682         $1,876
                                                       ----         ------
                                                       ----         ------

During the three months ended March 31, 1997, the Trust entered into leases that obligate the Trust to fund leasing-related costs and property improvements.
This obligation relates to new leases and lease renewals in the shopping center and retail portfolio, a portion of which was funded during the quarter ended March 31, 1997 and is reflected in the preceding table. In addition, a portion remains an obligation of the Trust at March 31, 1997.

The aggregate and per-square-foot information representing all the leases the Trust executed during the quarter is as follows:







                                                       New Leases
                                                       ----------

                                                         Tenant             Leasing
  Property Type              Build to Suit            Improvements        Commissions
  -------------         -----------------------    ------------------   -----------------

                                        Per                   Per                     Per
                        Aggregate     Square     Aggregate   Square     Aggregate    Square
                          Amount       Foot       Amount      Foot        Amount      Foot
                        ---------     ------     ---------   ------     ---------    ------
 Shopping Centers &
  Retail Properties      $250,000     $100.00     $751,634     $26.68     $100,766     $2.76


--------------------------------------------------------------------------------

                                  Lease Renewals
                                  --------------

                             Tenant              Leasing
  Property Type          Improvements          Commissions
  -------------    -----------------------  ------------------
                                    Per                  Per
                      Aggregate   Square    Aggregate   Square
                        Amount     Foot       Amount     Foot
                      ---------   ------    ---------   ------
 Shopping Centers &
  Retail Properties      $6,000     $5.00     $26,682     $1.16


--------------------------------------------------------------------------------


Note D:   DIVIDEND REINVESTMENT PLAN


In accordance with the Trust's Dividend Reinvestment Plan, $191,000 and $185,000 in dividend reinvestment and shareholders' additional cash payments were used to purchase shares in the open market for the participating shareholders during the quarter ended March 31, 1997 and 1996, respectively.

Note E:   FUNDS FROM OPERATIONS


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

Funds From Operations, calculated in accordance with NAREIT's 1995 guidelines, for the three months ended March 31, 1997 and 1996, respectively, is as follows:


                                                      Quarter Ended March 31,
                                                      -----------------------
(In thousands)                                        1997              1996
--------------------------------------------------------------------------------

Net Income                                            $2,789          $2,816

Plus:    Real property depreciation                    2,445           2,469
         Amortization of tenant improvement costs        177             172
         Amortization of leasing related costs            77              79
                                                      ------          ------

Funds From Operations                                 $5,488          $5,536
                                                      ------          ------
                                                      ------          ------

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

As of March 31, 1997, the Trust had approximately $12.3 million available under its $45 million bank line of credit. This facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is either LIBOR plus 1.6% or the participating banks' reference rate, at the Trust's election. The bank line of credit expires May 31, 1998, at which time the Trust intends to replace or renew it. The weighted average interest rate on March 31, 1997 and 1996 was 7.4% and 7.2%, respectively.

During March, 1997, the Trust entered into an agreement to purchase a 70,483 leasable square foot shopping center located in Northern California for $4.75 million. The Trust anticipates completing this purchase during the second quarter of 1997, using proceeds from the recent sales of properties as well as an advance on the line of credit.

As of March 31, 1997, the Trust had commitments under several new leases which result in approximately $2.5 million in future real estate improvements and leasing commissions. In addition, the Trust has initiated a roof structure repair program on a shopping center. It is estimated that the repair program will require up to $550,000. These expenditures will be paid from operating cash flows and borrowings under the line of credit.

FUNDS FROM OPERATIONS

As noted in Footnote E of the NOTES TO FINANCIAL STATEMENTS, the Trust considers Funds From Operations to be an alternate measure of the performance of an equity REIT.

Funds From Operations (1995 NAREIT definition) decreased $48,000, or 1%, to $5,488,000 for the three months ended March 31, 1997, from $5,536,000 for the comparable period in 1996. The major components of this decrease are decreased minimum rents and other income partially offset by decreased other operating expenses.


RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED MARCH 31, 1997 AND 1996

Net income for the three months ended March 31, 1997 was $2,789,000, down 1% from $2,816,000 for the comparable period in 1996. On a per share basis, net income decreased from $0.17 per share in 1996 to $0.16 per share in 1997. The major components of this decrease were decreased minimum rents and other income partially offset by decreased other operating expenses.

Minimum rents decreased $169,000 to $9,370,000 for the quarter ended March 31, 1997 from $9,539,000 for the comparable quarter in 1996. This decrease primarily reflects the vacancy of the Trust's commercial property located in Petaluma, California. This 42,136 leasable square foot property was previously leased to Fireman's Fund. A lease for 22,086 square feet expired in July, 1996, and the remaining 20,050 square foot lease expired in January, 1997.

Other income declined from $195,000 for the quarter ended March 31, 1996 to $105,000 for the comparable quarter in 1997. This $90,000 decline is primarily due to the reduction of lease termination fees recognized in 1996.

Other operating expense for the quarter ended March 31, 1997 was $557,000, or $136,000 less than the 1996 comparable quarter amount of $693,000. The most significant factor in the 1997 first quarter's decrease over 1996 is a decrease in leasing and property management costs.

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



                                       WESTERN INVESTMENT REAL ESTATE TRUST
                                       ------------------------------------
                                                 (Registrant)



                                            By:    s/Dennis D. Ryan
                                            ----------------------------
                                                    Dennis D. Ryan
                                               Executive Vice President,
                                               Chief Financial Officer
                                                     and Trustee



Dated:   May 5, 1997
     ----------------