Form 10-Q
period 1997-06-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1997-08-07
CIK 106135

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q



           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         For the Quarter ended JUNE 30, 1997

                                          OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number  0-2809


                         WESTERN INVESTMENT REAL ESTATE TRUST
                         ------------------------------------
                (Exact name of registrant as specified in its charter)

       CALIFORNIA                                   94-6100058
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

3450 CALIFORNIA STREET, SAN FRANCISCO, CA              94118
-----------------------------------------            ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (415) 929-0211
                                                    --------------


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


                 Shares of Beneficial Interest, No Par Value -
                    17,138,432 shares as of June 30, 1997

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                    INDEX TO 10-Q



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           -----
Item 1.  Financial Statements (unaudited).

         Balance Sheets - June 30, 1997, and December 31, 1996.             3

         Statements of Income - Three and six months ended
           June 30, 1997, and 1996.                                         4

         Statements of Shareholders' Equity - Six months ended
           June 30, 1997, and year ended December 31, 1996.                 5


         Statements of Cash Flows - Six months ended June 30, 1997,
           and 1996.                                                        6

         Notes to Financial Statements.                                7 - 10


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                       11 - 13


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       13


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.                                                14

Item 2.  Changes in Securities.                                            14

Item 3.  Defaults upon Senior Securities.                                  14

Item 4.  Submission of Matters to a Vote of Security Holders.              14

Item 5.  Other Information.                                                14

Item 6.  Exhibits and Reports on Form 8-K.                                 15


SIGNATURE                                                                  16

BALANCE SHEETS                             WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------

                                                             JUNE 30,       DECEMBER 31,
ASSETS                                                        1997             1996
                                                         -------------------------------
                                                        (in thousands, except share data)

Real estate investments:
   Real estate properties . . . . . . . . . . . . . . . .    $385,900       $384,550
   Less accumulated depreciation and amortization . . . .     (71,558)       (66,271)
                                                             --------       --------
                                                              314,342        318,279

   Real estate properties held for sale . . . . . . . . .      15,530         16,161
   Less accumulated depreciation and amortization . . . .      (5,101)        (5,525)
                                                             --------       --------
                                                               10,429         10,636
                                                             --------       --------
      Net real estate investments . . . . . . . . . . . .     324,771        328,915

Cash and cash equivalents . . . . . . . . . . . . . . . .         974            952
Accounts receivable and other assets. . . . . . . . . . .       8,596          7,551
Deferred long-term debt issuance costs, net . . . . . . .       2,082          2,211
                                                             --------       --------
                                                             $336,423       $339,629
                                                             --------       --------
                                                             --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit . . . . . . . . . . . . . . . . . . .    $ 32,750       $ 32,250
Convertible debentures. . . . . . . . . . . . . . . . . .      60,525         61,310
Senior notes, net . . . . . . . . . . . . . . . . . . . .      49,904         49,897
                                                             --------       --------
                                                              143,179        143,457

Interest payable. . . . . . . . . . . . . . . . . . . . .       1,477          1,477
Prepaid rents and security deposits . . . . . . . . . . .       1,574          1,554
Other liabilities . . . . . . . . . . . . . . . . . . . .       1,016          1,193
                                                             --------       --------
   Total liabilities. . . . . . . . . . . . . . . . . . .     147,246        147,681

Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding.
   Shares of beneficial interest, no par value,
      unlimited share authorization.
      Issued and outstanding:
      June 30, 1997 - 17,138,432;
      December 31, 1996 - 17,138,432 shares . . . . . . .     242,054        242,054
   Accumulated dividends in excess of net income. . . . .     (52,877)       (50,106)
                                                             --------       --------
   Commitments and contingencies (Note C)

   Total shareholders' equity . . . . . . . . . . . . . .     189,177        191,948
                                                             --------       --------
                                                             $336,423       $339,629
                                                             --------       --------
                                                             --------       --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                       WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                     -------------------------       ------------------------
                                                        1997             1996          1997           1996
                                                     --------------------------------------------------------
                                                        (in thousands, except for per share and share data)
REVENUES:
    Minimum rents . . . . . . . . . . . . . . . . .  $     9,570    $     9,597    $    18,940     $   19,136
    Percentage rents. . . . . . . . . . . . . . . .          160            186            327            340
    Recoveries from tenants . . . . . . . . . . . .        2,154          2,029          3,478          3,312
    Other income. . . . . . . . . . . . . . . . . .          207            214            312            409
                                                     -----------       -----------  ----------      ---------
 Total revenues . . . . . . . . . . . . . . . . . .       12,091         12,026         23,057         23,197
                                                     -----------       -----------  ----------      ---------
EXPENSES:
    Interest. . . . . . . . . . . . . . . . . . . .        2,861          2,817          5,677          5,660
    Property operating costs. . . . . . . . . . . .        2,596          2,445          4,191          4,039
    Depreciation and amortization . . . . . . . . .        2,773          2,820          5,500          5,567
    Other operating expenses. . . . . . . . . . . .          545            646          1,102          1,339
    General and administrative. . . . . . . . . . .          439            461            921            939
                                                     -----------       ----------- -----------      ---------
Total expenses  . . . . . . . . . . . . . . . . . .        9,214          9,189         17,391         17,544
                                                     -----------       ----------- -----------      ---------
    Income from operations. . . . . . . . . . . . .        2,877          2,837          5,666          5,653
                                                     -----------       ----------- -----------      ---------
Gains on sales of real estate investments . . . . .        1,160          1,032          1,160          1,032
                                                     -----------       ----------- -----------      ---------
    Net income. . . . . . . . . . . . . . . . . . .  $     4,037    $     3,869    $     6,826    $     6,685
                                                     -----------       ----------- -----------      ---------
                                                     -----------       ----------- -----------      ---------
Per share data:

    Income from operations. . . . . . . . . . . . .  $     0.168    $     0.167    $     0.331    $     0.333
                                                     -----------       --------    -----------      ---------
    Gains on sales of real estate investments . . .  $     0.068    $     0.061    $     0.068    $     0.061
                                                     -----------       --------    -----------      ---------
    Net income. . . . . . . . . . . . . . . . . . .  $     0.236    $     0.228    $     0.398    $     0.394
                                                     -----------       --------    -----------      ---------
    Cash dividends paid . . . . . . . . . . . . . .  $      0.28    $      0.28    $      0.56    $      0.56
                                                     -----------       --------    -----------      ---------
Weighted average number of shares outstanding . . .   17,138,432     16,972,496     17,138,432     16,972,496
                                                     -----------     ----------     ----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF SHAREHOLDERS' EQUITY         WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------

                           SIX MONTHS ENDED JUNE 30, 1997,
                           AND YEAR ENDED DECEMBER 31, 1996
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              ACCUMULATED
                                                           SHARES OF            DIVIDENDS      TOTAL
                                                      BENEFICIAL INTEREST     IN EXCESS OF     SHARE-
                                                    ----------------------         NET         HOLDERS'
                                                      NUMBER        AMOUNT        INCOME       EQUITY
                                                    ----------    --------    ----------      ---------
Balance, January 1, 1996. . . . . . . . . . . .     16,972,496    $240,034    $  (43,235)     $196,799


Debenture redemptions . . . . . . . . . . . . .        165,936       2,020            --         2,020
Net income. . . . . . . . . . . . . . . . . . .             --          --        12,231        12,231
Cash dividends paid . . . . . . . . . . . . . .             --          --       (19,102)      (19,102)
                                                    ----------     -------    -----------     ---------
Balance, December 31, 1996. . . . . . . . . . .     17,138,432     242,054       (50,106)      191,948

Net income. . . . . . . . . . . . . . . . . . .             --          --         6,826         6,826
Cash dividends paid . . . . . . . . . . . . . .             --          --        (9,597)       (9,597)
                                                    ----------     -------    -----------     --------
BALANCE, JUNE 30, 1997. . . . . . . . . . . . .     17,138,432    $242,054    $  (52,877)     $189,177
                                                    ----------    --------    -----------     --------
                                                    ----------    --------    -----------     --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS                   WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED,
                                                                          JUNE 30,
                                                                  -----------------------
                                                                    1997           1996
                                                                  --------       --------
                                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,826        $ 6,685
   Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization . . . . . . . . . . . . .        5,501          5,567
      Amortization of deferred debt issuance costs. . . . . .          195            190
      Gains on sales of real estate investments . . . . . . .       (1,160)        (1,032)
      Decrease in accounts receivable and other assets. . . .          440            527
      Increase in deferred rent receivable. . . . . . . . . .         (165)          (320)
      Decrease in interest payable. . . . . . . . . . . . . .           --           (152)
      (Decrease) increase in prepaid rents,
         security deposits and other liabilities . . . . . .          (157)            15
                                                                    ------         ------
      Net cash provided by operating activities . . . . . . .       11,480         11,480
                                                                    ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of real estate investments . . . . . .        1,346          1,262
   Acquisitions of real estate investments. . . . . . . . . .         (283)            --
   Funds escrowed pending acquisition . . . . . . . . . . . .       (1,346)            --
   Improvements of real estate investments:
      Build-to-suit developments. . . . . . . . . . . . . . .         (212)        (3,222)
      New leases. . . . . . . . . . . . . . . . . . . . . . .       (1,150)          (739)
      General . . . . . . . . . . . . . . . . . . . . . . . .          (83)           (71)
   Recovery of investment in direct financing leases... . . .          152            131
                                                                    -------        -------
      Net cash used in investing activities . . . . . . . . .       (1,576)        (2,639)
                                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank line of credit. . . . . . . . . . . . . .       16,450         21,368
   Principal payments on bank line of credit. . . . . . . . .      (15,950)       (20,593)
   Principal payments on real estate loan payable . . . . . .           --            (37)
   Redemption of convertible debentures . . . . . . . . . . .         (785)           (40)
   Cash dividends paid. . . . . . . . . . . . . . . . . . . .       (9,597)        (9,505)
                                                                    -------       --------
      Net cash used in financing activities . . . . . . . . .       (9,882)        (8,807)
                                                                    -------       --------
      Net increase in cash and cash equivalents . . . . . . .           22             34
                                                                    -------       --------
Cash and cash equivalents, at beginning of period . . . . . .      $   952        $   657
                                                                    -------       --------
Cash and cash equivalents, at end of period . . . . . . . . .      $   974        $   691
                                                                    -------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for interest. . . . . . . . .      $ 5,484        $ 5,712
                                                                   -------        -------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        WESTERN INVESTMENT REAL ESTATE TRUST

                            Notes to Financial Statements

                                    June 30, 1997
                                     (Unaudited)

Note A:   THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY

Western Investment Real Estate Trust, a self-administered and fully integrated equity real estate investment trust (REIT), is a dominant owner of neighborhood and community shopping centers in Northern California and Northern Nevada. Western has continuously paid quarterly cash dividends to its shareholders for 33 years. Its shares are listed on the American Stock Exchange under the symbol WIR. The company was founded in 1962.

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

The Trust will adopt Financial Accounting Standards Board Statement (FAS) 128:
"Earnings Per Share" after December 15, 1997, the effective date of FAS 128. For the three and six months ended June 30, 1997, and 1996, the effect of applying this Statement would not have been material.


Note B:   REAL ESTATE INVESTMENTS

At June 30, 1997, the Trust owned 58 properties, totaling 4.8 million leasable square feet. Included in this total are eight properties which are being held for sale and total 260,000 leasable square feet.

During March, 1997, the Trust entered into an agreement to purchase a shopping center with 70,483 leasable square feet located in Northern California for $4.5 million. The Trust anticipates, subject to completion of due diligence, completing this purchase during the third quarter of 1997, using the proceeds from the recent sales of properties as well as an advance on the Trust's bank line of credit.

During August, 1997, the Trust sold the Concord, California, property, a single tenant retail property, for $1,700,000. In connection with the sale, the Trust received a 10-year note for

$1,300,000. For the first five year period, the note carries a fixed interest rate of 8.5%, after which the interest rate is fixed at 9.0% for the next five year period. The taxable gain from the sale of this property will be recognized pursuant to installment sale rules.

Occupancy percentages for the Trust's portfolio are as follows:

                           JUNE 30, 1997   DECEMBER 31, 1996   JUNE 30, 1996
                           -------------   -----------------   -------------
Retail                          93.9%            93.9%              93.3%
Commercial                      76.2%            86.0%              98.2%
Industrial                      74.1%           100.0%             100.0%

Overall Occupancy               92.9%            93.7%              93.6%

Occupancy percentage is based on square footage leased as a percent of total leasable square feet. Commercial and Industrial leasable square footage represents 4% and 2%, respectively, of the Trust's total leasable square footage.

During April 1997, the tenant of the Trust's Commerce City, Colorado property teminated its lease. This property represents approximately 25% of the Trust's industrial gross leasable area and the Commerce City vacancy is reflected in the June 30, 1997 occupancy for the industrial and entire portfolio. During July, 1997, the Trust re-leased the Commerce City property. The effect of this lease is to increase industrial occupancy to 100% and overall occupancy to 93.3%.

Note C:  CAPITAL EXPENDITURES

It is the Trust's practice to capitalize certain costs which exceed $4,000 and are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three and six months ended June 30, 1997, and 1996 are as follows:

                                                          QUARTER ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                       1997            1996           1997           1996
                                                    --------------------------   --------------------------
                                                          (in thousands)                 (in thousands)

"Build to Suit" capital improvements . . . . .       $   19          $1,728         $  212         $3,222
Capitalized costs incurred in connection with
    leasing previously UNLEASED space. . . . .           35               9            132             53
Capitalized costs incurred in connection with
    leasing previously LEASED space. . . . . .          637             350          1,018            686
Capitalized costs which relate to
    improvements to common areas . . . . . . .           72              69             83             71
                                                     ------          ------         ------         ------
Total Capitalized expenditures . . . . . . . .       $  763          $2,156         $1,445         $4,032
                                                     ------          ------         ------         ------
                                                     ------          ------         ------         ------

Improvements . . . . . . . . . . . . . . . . .       $  619          $2,101         $1,176         $3,914
Leasing-related costs. . . . . . . . . . . . .          144              55            269            118
                                                     ------          ------         ------         ------
Total Capitalized expenditures . . . . . . . .       $  763          $2,156         $1,445         $4,032
                                                     ------          ------         ------         ------
                                                     ------          ------         ------         ------

During the three months ended June 30, 1997, the Trust entered into leases that obligate the Trust to fund certain leasing commissions and property improvements. These obligations relate entirely to new leases in the shopping center and retail portfolio, a portion of which was paid and capitalized during the quarter ended June 30, 1997, and is reflected in the preceding table.

The aggregate and per-square-foot information representing all the leases the Trust executed during the quarter is as follows:

                                                                    NEW LEASES
                                                                    ----------
                                                                      TENANT                LEASING
PROPERTY TYPE                            BUILD TO SUIT             IMPROVEMENTS           COMMISSIONS
-------------                         -------------------       -------------------    -----------------
                                                     PER                      PER                   PER
                                       AGGREGATE    SQUARE      AGGREGATE    SQUARE    AGGREGATE   SQUARE
                                        AMOUNT       FOOT        AMOUNT       FOOT      AMOUNT      FOOT
                                       ---------    ------      ---------    ------    ---------   ------
Shopping Centers &
   Retail Properties                  $1,173,000   $118.00     $ 507,000     $10.78    $ 180,000   $3.58



Note D:   CONVERTIBLE DEBENTURES

On June 30, 1997, $785,000 of the Trust's convertible debentures were redeemed in accordance with the limited mandatory redemption provisions of the convertible debentures. The Trust elected to fund the redemptions with cash.

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

Funds From Operations, calculated in accordance with NAREIT's 1995 guidelines, for the three months and six months ended June 30, 1997, and 1996, respectively, is as follows:

                                                            QUARTER ENDED        SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                           1997       1996        1997      1996
                                                         ------------------      -----------------
                                                           (in thousands)          (in thousands)

Net Income. . . . . . . . . . . . . . . . . . . . . .     $4,037    $3,869       $6,826    $6,685

Less:  Gains on sales of real estate investments. . .     (1,160)   (1,032)      (1,160)   (1,032)

Plus:   Real property depreciation. . . . . . . . . .      2,446     2,463        4,891     4,932
        Amortization of tenant
          improvement costs . . . . . . . . . . . . .        219       249          396       421
        Amortization of leasing-related costs . . . .         84        83          161       162
                                                          ------    ------      -------   -------
Funds From Operations . . . . . . . . . . . . . . . .     $5,626    $5,632      $11,114   $11,168
                                                          ------    ------      -------   -------
                                                          ------    ------      -------   -------

Note F:   Recent Developments

During August, 1997, the Trust sold the Concord, California, property, a single tenant retail property, for $1,700,000. In connection with the sale, the Trust received a 10-year note for $1,300,000. For the first five year period, the note carries a fixed interest rate of 8.5%, after which the interest rate is fixed at 9.0% for the next five year period. The taxable gain from the sale of this property will be recognized pursuant to installment sale rules.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such "forward-looking" statements are subject to known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such "forward-looking" statements.

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

As of June 30, 1997, the Trust had approximately $12.3 million available under its $45 million bank line of credit. This facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is LIBOR plus 1.6%. The bank line of credit expires May 31, 1998, at which time the Trust intends to replace or renew it. The weighted average interest rate on June 30, 1997, and 1996 was 7.5% and 7.2%, respectively.

During July, 1997, Standard and Poor's changed its rating and outlook on the Trust's debt securities. Previously, the Trust's debt securities carried a rating of "BBB" and an outlook of "negative." Now the Trust's debt securities carries a rating of "BBB-" and an outlook of "stable." The impact of this change could result in increased cost of capital.

On August 1, 1997, the Trust filed a universal shelf registration statement which, when declared effective, can be used to issue debt, preferred shares or shares of beneficial interest. As of August 6, 1997, this shelf has not become effective. The Trust intends to use the net proceeds of any sale of securities for general corporate purposes, which may include repayment of debt, improvements, expansion or redevelopment of its properties, acquisition or development of additional properties, and for working capital.

COMMITMENTS AND CONTINGENCIES

During March, 1997, the Trust entered into an agreement to purchase a shopping center with 70,483 leasable square feet located in Northern California for $4.5 million. The Trust anticipates, subject to completion of due diligence, completing this purchase during the third quarter of 1997, using the proceeds from the recent sales of properties as well as an advance on the Trust's bank line of credit.

As of June 30, 1997, the Trust had commitments under several new leases which will result in expenditures of approximately $4.1 million in future real estate improvements and leasing commissions. In addition, during the first quarter of 1997, the Trust initiated a roof structure repair program on a shopping center. It is estimated that the repair program will require up to $550,000. These expenditures will be paid from operating cash flows and borrowings under the line of credit.

In connection with the soil contamination previously reported at the Heritage Place Shopping Center in Tulare, California, the Trust has been advised that the County of Tulare has approved the remediation performed by the prior owners at this site and has issued a closure letter on this matter.

FUNDS FROM OPERATIONS

As noted in Footnote E of the NOTES TO FINANCIAL STATEMENTS, the Trust considers Funds From Operations to be an alternate measure of the performance of an equity REIT.

Funds From Operations (1995 NAREIT definition) was $5,626,000 for the three months ended June 30, 1997, compared to $5,632,000 reported for the comparable quarter in 1996.

Funds From Operations for the six months ended June 30, 1997, was $11,114,000 compared to $11,168,000 for the 1996 comparable six-month period.


RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED JUNE 30, 1997 AND 1996

Net income for the three months ended June 30, 1997, was $4,037,000, a 4% increase over $3,869,000 in the comparable period in 1996. On a per share basis, net income increased from $0.23 in 1996 to $0.24 in 1997. The components of this increase were increased gains from the sale of real estate investments over that recognized in 1996 and decreased other operating expenses partially offset by increased interest.

Interest expense increased from $2,817,000 for the quarter ended June 30, 1996 to $2,861,000 for the comparable quarter in 1997. This $44,000 increase results from both an increased outstanding balance and higher interest rates under the bank line of credit, partially offset by a decreased balance outstanding under the convertible debentures.

Other operating expense for the quarter ended June 30, 1997, was $545,000, or $101,000 less than the 1996 comparable quarter amount of $646,000. The most significant factor in the 1997 second quarter's decrease over 1996 is a decrease in leasing and property management expenses.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net income increased $141,000, or 2%, to $6,826,000 for the six month period ended June 30, 1997 from $6,685,000 in the comparable period in 1996. On a per share basis, net income increased to $0.40 in 1997 as compared with $0.39 in 1996. The major components of this increase were decreased other operating expenses and increased gains from the sale of real estate investments partially offset by decreased minimum rents and other income.

Minimum rents decreased $196,000 to $18,940,000 for the six month period ended June 30, 1997 from $19,136,000 for the six month period ended June 30, 1996. This decrease primarily reflects the vacancy of the Trust's commercial property located in Petaluma, California.

Other income declined $97,000 to $312,000 for the six months ended June 30, 1997 from $409,000 for the comparable period in 1996. This decline is primarily due to lower lease termination fees.

Other operating expense decreased $237,000 to $1,102,000 for the six month period ended June 30, 1997 from $1,339,000 for the comparable period in 1996. The most significant factor in the 1997 decrease over 1996 is a decrease in leasing and property management expenses.





Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Trust does not have any derivative financial instruments or derivative commodity instruments.

                            PART II.  OTHER INFORMATION

Item 1.  None.

Item 2.  Changes in Securities.

         As indicated in Item 4, below, at the regular Annual Meeting of Shareholders of Western Investment Real Estate Trust, held on May 8, 1997, the shareholders approved a proposal to amend the Declaration of Trust to authorize issuance of preferred shares.

Item 3.  None.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the regular Annual Meeting of Shareholders of Western Investment Real Estate Trust, held on May 8, 1997, the following were submitted to a vote of security holders:

         (a) The election of the following trustees to serve for a term of three years expiring at the conclusion of the 1999 annual meeting of shareholders: Chester R. MacPhee, Jr. and Reginald B. Oliver.

              Chester R. MacPhee, Jr.: Approved - 16,260,357 shares were voted in favor and 332,552 shares withheld authority to vote.

              Reginald B. Oliver: Approved - 16,262,946 shares were voted in favor and 329,963 shares withheld authority to vote.

         (b) Approval to amend the Declaration of Trust to authorize issuance of 2,000,000 preferred shares of beneficial interest without par value and to establish the terms for issuance.

              Approved - 11,435,154 shares were voted in favor. 845,234 shares were voted against, 249,984 shares withheld authority to vote and 4,062,537 shares held by Brokers remained unvoted due to failure of the beneficial holders to give specific voting instruction.

         (c) Ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accounts, as the Trust's auditors for the year ending December 31, 1997.

              Approved - 16,401,320 shares were voted in favor. 55,243 shares were voted against, and 136,346 shares abstained from voting.

Item 5.  None

Item 6.  Exhibits and reports on Form 8-K

   (a)   Exhibits
         (numbered in accordance with Item 601 of Regulation S-K)

         (3) Declaration of Trust, as amended (filed as Exhibit 3.1 to Registration Statement on Form S-3 No. 333-32721 and incorporated herein by reference).

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



Dated:   AUGUST 6, 1997