Form 10-Q
period 1997-09-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1997-11-06
CIK 106135

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q



           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter ended SEPTEMBER 30, 1997

                                          OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number  0-2809


                         WESTERN INVESTMENT REAL ESTATE TRUST
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                94-6100058
     -----------------------------------------       -----------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

     3450 CALIFORNIA STREET, SAN FRANCISCO, CA                94118
    ------------------------------------------       -----------------------
     (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:      (415) 929-0211
                                                      ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X   No
                                                     -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Shares of Beneficial Interest, No Par Value - 17,141,392 shares as of
                             September 30, 1997

                       WESTERN INVESTMENT REAL ESTATE TRUST

                                  INDEX TO 10-Q



PART I.  FINANCIAL INFORMATION                                                                 PAGE
                                                                                               ----
Item 1.  Financial Statements (unaudited)

         Balance Sheets - September 30, 1997, and December 31, 1996                               3

         Statements of Income - Three and nine months ended September 30, 1997, and 1996          4

         Statements of Shareholders' Equity - Nine months ended September 30, 1997,
         and year ended December 31, 1996                                                         5

         Statements of Cash Flows - Nine months ended September 30, 1997, and 1996                6

         Notes to Financial Statements                                                         7 -12


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   13-15


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               15


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                                     16-17

Item 2.  Changes in Securities                                                                 16-17

Item 3.  Defaults upon Senior Securities                                                       16-17

Item 4.  Submission of Matters to a Vote of Security Holders                                   16-17

Item 5.  Other Information                                                                     16-17

Item 6.  Exhibits and Reports on Form 8-K                                                      16-17

SIGNATURE                                                                                         18


BALANCE SHEETS                           WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------
(Unaudited)



                                                               September 30,  December 31,
ASSETS                                                            1997            1996
                                                            --------------------------------
                                                            (In thousands, except share data)

Real estate investments:
   Real estate properties. . . . . . . . . . . . . . . . .        $388,372       $384,550
   Less accumulated depreciation and amortization. . . . .         (74,959)       (66,271)
                                                                  --------       --------
                                                                   313,413        318,279

   Real estate properties held for sale. . . . . . . . . .           7,598         16,161
   Less accumulated depreciation and amortization. . . . .          (2,230)        (5,525)
                                                                  --------       --------
                                                                     5,368         10,636
                                                                  --------       --------
      Net real estate investments. . . . . . . . . . . . .         318,781        328,915

Cash and cash equivalents. . . . . . . . . . . . . . . . .          41,684            952
Accounts receivable and other assets . . . . . . . . . . .          16,128          7,551
Deferred long-term debt issuance costs, net. . . . . . . .           2,548          2,211
                                                                  --------       --------
                                                                  $379,141       $339,629
                                                                  --------       --------
                                                                  --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . . . .           $  --      $  32,250
Convertible debentures . . . . . . . . . . . . . . . . . .          60,500         61,310
Senior notes, net. . . . . . . . . . . . . . . . . . . . .         124,759         49,897
                                                                  --------       --------
                                                                   185,259        143,457

Interest payable . . . . . . . . . . . . . . . . . . . . .             582          1,477
Prepaid rents and security deposits. . . . . . . . . . . .           1,638          1,554
Other liabilities. . . . . . . . . . . . . . . . . . . . .           1,545          1,193
                                                                  --------       --------
   Total liabilities . . . . . . . . . . . . . . . . . . .         189,024        147,681

Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding. . . . . . . . . . .              --             --
   Shares of beneficial interest, no par value,
      unlimited share authorization.
      Issued and outstanding:
      September 30, 1997 - 17,141,392
      December 31, 1996 - 17,138,432 shares. . . . . . . .         242,090        242,054
   Accumulated dividends in excess of net income . . . . .         (51,973)       (50,106)
                                                                  --------       --------
   Commitments and contingencies (Note C, D, E, F)

   Total shareholders' equity. . . . . . . . . . . . . . .         190,117        191,948
                                                                  --------       --------
                                                                  $379,141       $339,629
                                                                  --------       --------
                                                                  --------       --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                      WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------
(Unaudited)


                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                             -------------               -------------
                                                           1997        1996            1997           1996
                                                      --------------------------------------------------------
                                                          (In thousands, except share and per share data)
 REVENUES:
    Minimum rents. . . . . . . . . . . . . . . . . .  $     9,522   $     9,471   $     28,462   $     28,607
    Percentage rents . . . . . . . . . . . . . . . .          105           174            432            514
    Recoveries from tenants. . . . . . . . . . . . .        1,438         1,873          4,916          5,185
    Other income . . . . . . . . . . . . . . . . . .          251           209            563            618
                                                       ----------    ----------     ----------     ----------
 Total revenues. . . . . . . . . . . . . . . . . . .       11,316        11,727         34,373         34,924
                                                       ----------    ----------     ----------     ----------

 EXPENSES:
    Interest . . . . . . . . . . . . . . . . . . . .        2,889         2,816          8,566          8,476
    Property operating costs . . . . . . . . . . . .        1,731         2,203          5,922          6,242
    Depreciation and amortization. . . . . . . . . .        2,755         2,914          8,255          8,481
    Other operating expenses . . . . . . . . . . . .          600           716          1,702          2,055
    General and administrative . . . . . . . . . . .          375           367          1,296          1,306
                                                       ----------    ----------     ----------     ----------
 Total expenses. . . . . . . . . . . . . . . . . . .        8,350         9,016         25,741         26,560
                                                       ----------    ----------     ----------     ----------

    Income from operations . . . . . . . . . . . . .        2,966         2,711          8,632          8,364
                                                       ----------    ----------     ----------     ----------
Gains on sales of real estate investments . . . . .         2,737            83          3,897          1,115
                                                       ----------    ----------     ----------     ----------
    Net income . . . . . . . . . . . . . . . . . . .  $     5,703   $     2,794   $     12,529    $     9,479
                                                       ----------    ----------     ----------     ----------
 Per share data:

    Income from operations . . . . . . . . . . . . .  $     0.173   $     0.158    $     0.504    $     0.491
                                                       ----------    ----------     ----------     ----------
    Gains on sales of real estate
    investments. . . . . . . . . . . . . . . . . . .  $     0.159   $     0.005    $     0.227    $     0.065
                                                       ----------    ----------     ----------     ----------
    Net income . . . . . . . . . . . . . . . . . . .  $     0.333   $     0.163    $     0.731    $     0.557
                                                       ----------    ----------     ----------     ----------
    Cash dividends paid. . . . . . . . . . . . . . .  $     0.280   $     0.280    $     0.840    $     0.840
                                                       ----------    ----------     ----------     ----------
 Weighted average number of shares outstanding . . .   17,139,075    17,136,774     17,138,649     17,027,649
                                                       ----------    ----------     ----------     ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                      WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------

                        Nine Months Ended September 30, 1997,
                           and Year Ended December 31, 1996
                          (In thousands, except share data)
                                     (Unaudited)



                                                                             Accumulated
                                                           Shares of          Dividends         Total
                                                       Beneficial Interest   in Excess of        Share-
                                                       -------------------       Net            holders'
                                                     Number       Amount        Income           Equity
                                                 --------------------------------------------------------
Balance, January 1, 1996 . . . . . . . . . .     16,972,496       $240,034    $   (43,235)      $196,799


Debenture redemptions. . . . . . . . . . . .        165,936          2,020             --          2,020
Net income . . . . . . . . . . . . . . . . .             --             --         12,231         12,231
Cash dividends paid. . . . . . . . . . . . .             --             --        (19,102)       (19,102)
                                                 ----------       --------    -----------        -------
Balance, December 31, 1996 . . . . . . . . .     17,138,432        242,054        (50,106)       191,948

Net proceeds from issuance of shares . . . .          2,960             36             --             36
Net income . . . . . . . . . . . . . . . . .             --             --         12,529         12,529
Cash dividends paid. . . . . . . . . . . . .             --             --        (14,396)       (14,396)
                                                 ----------       --------    -----------        -------
BALANCE, SEPTEMBER 30, 1997. . . . . . . . .     17,141,392       $242,090     $  (51,973)      $190,117
                                                 ----------       --------    -----------        -------
                                                 ----------       --------    -----------        -------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                      WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------
(Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                        1997       1996
                                                                    ------------------------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $  12,529     $  9,479
    Adjustments to reconcile net income to net cash
              provided  by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . .     8,255        8,481
         Amortization of deferred debt issuance costs . . . . . . . .       285          277
         Gains on sales of real estate investments  . . . . . . . . .    (3,897)      (1,115)
         Gains on sale of marketable securities . . . . . . . . . . .        --          (75)
         Decrease in accounts receivable and other assets . . . . . .        --         (168)
         Increase in deferred rent receivable . . . . . . . . . . . .      (299)        (559)
         Decrease in interest payable . . . . . . . . . . . . . . . .      (895)      (1,149)
         Increase in prepaid rents and security deposits
              and other liabilities . . . . . . . . . . . . . . . . .       414          806
                                                                        -------      -------
         Net cash provided by operating activities  . . . . . . . . .    16,392       15,977
                                                                        -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of real estate investments. . . . . . . . . .     8,954        1,371
    Proceeds from sales of marketable securities  . . . . . . . . . .        --          234
    Investment in mortgage note receivable  . . . . . . . . . . . . .    (1,300)          --
    (Acquisition) recovery  of acquisition costs of real
       estate investments . . . . . . . . . . . . . . . . . . . . . .      (283)          36
    Funds escrowed pending acquisition  . . . . . . . . . . . . . . .    (7,306)          --
    Improvements of real estate investments:
         Build-to-suit developments . . . . . . . . . . . . . . . . .      (337)      (3,605)
         New leases . . . . . . . . . . . . . . . . . . . . . . . . .    (2,283)      (1,147)
         General  . . . . . . . . . . . . . . . . . . . . . . . . . .      (245)        (161)
    Recovery of investment in direct financing leases . . . . . . . .       232          200
                                                                        -------      -------
         Net cash used in investing activities  . . . . . . . . . . .    (2,568)      (3,072)
                                                                        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances of bank line of credit . . . . . . . . . . . . . . . . .    23,500       32,468
    Principal payments on bank line of credit . . . . . . . . . . . .   (55,750)     (29,468)
    Principal payments on real estate loan payable  . . . . . . . . .        --       (1,294)
    Redemption of convertible debentures  . . . . . . . . . . . . . .      (810)         (40)
    Net proceeds from issuance of shares. . . . . . . . . . . . . . .        36           --
    Proceeds from senior notes offering . . . . . . . . . . . . . . .    74,851           --
    Senior notes issuance costs . . . . . . . . . . . . . . . . . . .      (523)          --
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .   (14,396)     (14,303)
                                                                        -------      -------
         Net cash provided by (used in) financing activities  . . . .    26,908      (12,637)
                                                                        -------      -------
         Net increase in cash and cash equivalents  . . . . . . . . .    40,732          268

Cash and cash equivalents, at the beginning of the period . . . . . .    $  952       $  657
                                                                        -------      -------
Cash and cash equivalents, at the end of the period . . . . . . . . . $  41,684       $  925
                                                                        -------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest  . . . . . . . . . . . . $   9,178     $  9,473
                                                                        -------      -------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        WESTERN INVESTMENT REAL ESTATE TRUST

                            Notes to Financial Statements

                                 September 30, 1997
                                    (Unaudited)


Note A:   THE COMPANY, BASIS OF PRESENTATION AND RECENT ACCOUNTING
          PRONOUNCEMENTS

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

BASIS OF PRESENTATION

The financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE. The Company will adopt SFAS 128 in the year-end 1997 financial statements, the effective date of SFAS 128. In June 1997, FASB issued Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company will adopt SFAS 131 in the year-end 1998 financial statements, the effective date of SFAS 131. For the three and nine months ended September 30, 1997, and 1996, the effect of applying these Statements would not have been material.

Note B:   REAL ESTATE INVESTMENTS

At September 30, 1997, the Company owned 54 properties, totaling 4.7 million leasable square feet. Included in this total are five properties which were held for sale and total 157,000 leasable square feet.

During the quarter ended September 30, 1997, the Company sold its Concord, California, property for $1,700,000 and its Mountain View, California, shopping center for $6,260,000. The Company recognized a gain of approximately $648,000 on the sale of the Concord property and a gain of approximately $2,089,000 on the sale of the Mountain View property.

As reported previously, in connection with the sale of the property located in Concord, the Company received a 10-year $1,300,000 note secured by the Concord property. The taxable gain from the sale of the Concord property will be recognized pursuant to installment sale rules. The Company plans on using the sales proceeds from the Mountain View property sale to purchase real estate pursuant to a tax-deferred exchange.

Additionally, the decrease during the quarter in the real estate properties held for sale portfolio is due to the above two sales as well as to a decision by the Company to withdraw one property from the market. As such, one property was reclassified and is no longer included in the real estate property held for sale portfolio on the balance sheet.

Occupancy percentages for the Company's portfolio are as follows:

              September 30, 1997  December 31, 1996   September 30, 1996
              ------------------  -----------------   ------------------
Retail              93.4%               93.9%               94.1%
Commercial          76.2%               86.0%               86.0%
Industrial         100.0%              100.0%              100.0%

Overall Occupancy   92.9%               93.7%               93.9%

Occupancy percentage is based on square footage leased as a percent of total leasable square feet. Commercial and industrial leasable square footage represents 4% and 2%, respectively, of the Company's total leasable square footage.


Note C:  CAPITAL EXPENDITURES

It is the Company's practice to capitalize certain costs which exceed $4,000 and are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three and nine months ended September 30, 1997, and 1996 are as follows:


                                                                   Three Months Ended  Nine Months Ended
                                                                      September 30,      September 30,
                                                                      -------------      -------------
                                                                      1997     1996      1997     1996
                                                                   ------------------  -----------------
                                                                     (In thousands)      (In thousands)
"Build to Suit" capital improvements . . . . . . . . . . .          $  125    $  383    $  337    $3,605
Capitalized costs incurred in connection with
    leasing previously UNLEASED space. . . . . . . . . . .             -0-        15       127        68
Capitalized costs incurred in connection with
    leasing previously LEASED space. . . . . . . . . . . .           1,133       393     2,156     1,079
Capitalized costs which relate to
    improvements to common areas . . . . . . . . . . . . .             162        90       245       161
                                                                    ------    ------    ------    ------
Total Capitalized expenditures . . . . . . . . . . . . . .          $1,420    $  881    $2,865    $4,913
                                                                    ------    ------    ------    ------
                                                                    ------    ------    ------    ------

Improvements . . . . . . . . . . . . . . . . . . . . . . .          $1,222    $  754    $2,398    $4,668
Leasing-related costs. . . . . . . . . . . . . . . . . . .             198       127       467       245
                                                                    ------    ------    ------    ------
Total Capitalized expenditures . . . . . . . . . . . . . .          $1,420    $  881    $2,865    $4,913
                                                                    ------    ------    ------    ------
                                                                    ------    ------    ------    ------

During the three months ended September 30, 1997, the Company entered into leases that obligate the Company to fund certain leasing commissions and property improvements. These obligations relate to both new leases and lease renewals, a portion of which was paid and capitalized during the quarter ended September 30, 1997, and is reflected in the preceding table.

The aggregate and per-square-foot information representing all the leases the Company executed during the quarter is as follows:

-----------------------------------------------------------------------------


                                       CAPITALIZED EXPENDITURES ASSOCIATED WITH NEW LEASES

                                               Tenant                       Leasing
Property Type                               Improvenemts                  Commissions
-------------                             --------------------        ------------------
                                                         Per                       Per
                                          Aggregate     Square         Aggregate  Square
                                            Amount       Foot            Amount    Foot
                                            ------      ------         ---------  ------
Shopping Centers &
     Retail Properties                     $191,670      $5.90          $42,067    $1.47

Industrial Properties                            --         --           32,148     1.58



                                       CAPITALIZED EXPENDITURES ASSOCIATED WITH NEW LEASES

                                               Tenant                       Leasing
Property Type                               Improvenemts                  Commissions
-------------                             --------------------        ------------------
                                                         Per                       Per
                                          Aggregate     Square         Aggregate  Square
                                            Amount       Foot            Amount    Foot
                                            ------      ------         ---------  ------
Shopping Centers &
     Retail Properties                     $29,120       $4.70          $10,083    $0.63


-----------------------------------------------------------------------------

Note D:   BANK LINE OF CREDIT

The outstanding balance under the bank line of credit was paid off using a portion of the proceeds from the September 1997 sale of Senior Notes. As of September 30, 1997, the Company had $45 million available under its $45 million bank line of credit. On October 27, 1997, the $60.5 million Convertible Debentures were redeemed using cash and cash equivalents as well as an advance on the line of credit.

During August 1997, the Company successfully negotiated a reduction of the interest rate on its unsecured line of credit. The $45 million credit facility now provides for an interest rate calculated at LIBOR plus 1.22%, which represents a reduction of 38 basis points from the previous rate of LIBOR plus 1.60%. Additionally, the term of the credit facility has been amended to expire in three years, on June 30, 2000.

Note E:   SENIOR NOTES

On September 25, 1997, the Company completed the sale of $75 million of Senior Notes, comprising $25 million of 7.10% Notes due 2006, $25 million of 7.20% Notes due 2008, and $25 million of 7.30% Notes due 2010. The Notes were issued under the Company's $150 million shelf registration. The outstanding balance under the bank line of credit was paid off using a portion of the proceeds from the September 1997 sale of Senior Notes. On October 27, 1997 the $60.5 million Convertible Debentures were redeemed using cash and cash equivalents as well as an advance of the line of credit.

The Senior Notes outstanding at September 30, 1997 are as follows:

      Net Amount             Coupon Interest Rate                 Due Date
      ----------             --------------------            ------------------
       $49,908                        7.875%                  February 15, 2004
        24,965                        7.100%                 September 15, 2006
        24,941                        7.200%                 September 15, 2008
       $24,945                        7.300%                 September 15, 2010
      --------
      $124,759
      --------

Note F:   CONVERTIBLE DEBENTURES

On October 27, 1997, following a 30-day notification period, the Company's 8% Convertible Debentures, with a $60.5 million principal balance, were redeemed using cash and cash equivalents as well as an advance on the line of credit. The Company will recognize an extraordinary loss of approximately $1.6 million from the extinguishment of the convertible debentures as a result of the write-off of the related deferred long-term debt issuance costs.

Note G:   FUNDS FROM OPERATIONS

The Company considers Funds From Operations to be an alternate measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of cash flow from operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, the Company, along with most industry investors, has considered presentation of operating results for real estate companies that use historical cost accounting to be less than fully informative.

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on sales of property. Funds From Operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity.

Funds From Operations, calculated in accordance with NAREIT's 1995 guidelines, for the three months and nine months ended September 30, 1997, and 1996, respectively, is as follows:



                                                                               Three Months Ended         Nine Months Ended
                                                                                  September 30,             September 30,
                                                                                  -------------             -------------
                                                                                 1997        1996          1997         1996
                                                                                --------------------     ---------------------
                                                                                  (In thousands)            (In thousands)
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 5,703     $ 2,794      $12,529     $  9,479
Less:  Gains on sales of real estate investments . . . . . . . . . .             (2,737)        (83)      (3,897)      (1,115)
Plus:    Real property depreciation. . . . . . . . . . . . . . . . .              2,453       2,472        7,344        7,404
         Amortization of tenant
           improvement costs . . . . . . . . . . . . . . . . . . . .                202         228          598          649
         Amortization of leasing-related costs . . . . . . . . . . .                 76         187          237          349
                                                                                -------     -------      -------      -------
Funds From Operations. . . . . . . . . . . . . . . . . . . . . . . .            $ 5,697     $ 5,598      $16,811      $16,766
                                                                                -------     -------      -------      -------
                                                                                -------     -------      -------      -------


Note H:   RECENT DEVELOPMENTS

During October, 1997, the Company sold its Fresno, California, property, a single tenant restaurant, for $1,250,000. The Company plans on using the sales proceeds to purchase real estate pursuant to a tax-deferred exchange. The Company will recognize a gain of approximately $1,001,000 on the sale of this property.

On October 27, 1997, following a 30-day notification period, the Company's 8% Convertible Debentures, with a $60.5 million principal balance, were redeemed using cash and cash equivalents as well as an advance on the line of credit. The Company will recognize an extraordinary loss of approximately $1.6 million from the extinguishment of the convertible debentures as a result of the write-off of the related deferred long-term debt issuance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows provided by operations and other sources available to the Company will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT qualification requirements. Cash on hand, borrowings under the existing bank line of credit, as well as other debt and equity alternatives, will provide the necessary funds to achieve future growth.

The Company's indentures executed in connection with the Company's senior notes and bank line of credit contain certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of debt and other restrictions.

As of September 30, 1997, the Company had $45 million available under its $45 million bank line of credit. This facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is LIBOR plus 1.22%. The bank line of credit expires June 30, 2000, at which time the Company intends to replace or renew it. Additionally, the Company had $41.7 million in cash and cash equivalents. The balance outstanding under the line of credit was paid off using the proceeds from the September 1997 sale of Senior Notes pending the redemption of Convertible Debentures on October 27, 1997.

The Company also has $7.3 million in disposition proceeds with a third-party exchange facilitator, as of September 30, 1997, which are expected to be used to fund future property acquisitions.

COMMITMENTS AND CONTINGENCIES

During September, 1997, the Company called its 8% Convertible Debentures for redemption. The $60.5 million principal balance was redeemed on October 27, 1997.

As of September 30, 1997, the Company had commitments under several new leases which will result in expenditures of approximately $2.6 million in future real estate improvements and leasing commissions.

During March, 1997, the Company entered into an agreement to purchase a shopping center with 70,483 leasable square feet located in Northern California for $4.5 million. The Company anticipates, subject to completion of due diligence, completing this purchase during the fourth quarter of 1997, using the proceeds from the recent sales of properties.

FUNDS FROM OPERATIONS

As noted in Footnote G of the NOTES TO FINANCIAL STATEMENTS, the Company considers Funds From Operations to be an alternate measure of the performance of an equity REIT.

Funds From Operations (1995 NAREIT definition) increased $99,000, or 2%, to $5,697,000 for the three months ended September 30, 1997, from $5,598,000 reported for the comparable quarter in 1996.

Funds From Operations for the nine months ended September 30, 1997, increased $45,000 to $16,811,000 compared to $16,766,000 for the 1996 comparable nine-month period.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1997 AND 1996

Net income increased $2,909,000 to $5,703,000 for the quarter ended September 30, 1997, a 104% increase over $2,794,000 for the comparable period in 1996. On a per share basis, net income increased from $0.16 in 1996 to $0.33 in 1997. The gains recorded on the sale of two properties comprise over 90% of this increased net income. Other factors include decreased (i) property operating costs, (ii) depreciation and amortization and (iii) other operating expenses, partially offset by decreased recoveries from tenants.

Property operating costs decreased $472,000 to $1,731,000 for the quarter ended September 30, 1997 from $2,203,000 for the comparable quarter in 1996. This decrease is partially offset by decreased recoveries from tenants during the same period. For the three month period ended September 30, 1997, recoveries from tenants decreased $435,000 to $1,438,000 from $1,873,000 for the same quarter in 1996. Decreased property operating costs as well as decreased recoveries result primarily from the absence of recoverable, non-recurring work performed on several shopping centers during the summer of 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net income increased $3,050,000, or 32%, to $12,529,000 for the nine month period ended September 30, 1997 from $9,479,000 in the comparable period in 1996. On a per share basis, net income increased to $0.73 in 1997 as compared with $0.56 in 1996. Gains recorded on the sale of four properties comprise over 90% of this increased net income. Other factors include decreased (i) other operating expenses and (ii) property operating costs, partially offset by decreased recoveries from tenants.

Other operating expense decreased $353,000 to $1,702,000 for the nine month period ended September 30, 1997 from $2,055,000 for the comparable period in 1996. The most significant factor in the 1997 decrease over 1996 is a decrease in leasing and property management expenses.

Property operating costs decreased $320,000 to $5,922,000 for the nine month period ended September 30, 1997 from $6,242,000 for the comparable period in 1996. This decrease is partially offset by decreased recoveries from tenants during the same period. For the nine months ended September 30, 1997, recoveries from tenants decreased $269,000 to $4,916,000 from $5,185,000 for the comparable period in 1996. Decreased property operating costs as well as decreased recoveries result primarily from the absence of recoverable, non-recurring work performed on several shopping centers during the summer of 1996.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any derivative financial instruments or derivative commodity instruments.

                             PART II.  OTHER INFORMATION


Item 1 - 5. None.

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

             (4.3) Form of Senior Notes (filed as Exhibit 4.2 to Registration Statement on Form S-3 No. 33-71270 and incorporated herein by reference).

             (4.4) Form of Supplemental Indenture relating to the 7.1% Senior Notes (filed as Exhibit 4.5 on Form 8-K, dated
                     September 24, 1997, and incorporated herein by reference).

             (4.5) Form of Supplemental Indenture relating to the 7.2% Senior Notes (filed as Exhibit 4.6 on Form 8-K, dated
                     September 24, 1997, and incorporated herein by reference.

             (4.6) Form of Supplemental Indenture relating to the 7.3% Senior Notes (filed as Exhibit 4.7 on Form 8-K, dated
                     September 24, 1997, and incorporated herein by reference.

             (10.1)* Trust's Nonqualified Stock Option Plan (filed as
                     Exhibit 4.2 to Registration Statement on Form S-8 No. 33-27016 and incorporated herein by reference).

             (10.2)* Trust's Trustee Emeritus Plan (filed as an Exhibit to
                     Proxy Statement dated March 25, 1986 and incorporated herein by reference).

             (27)    Financial Data Schedule

        (b)  Reports on Form 8-K.

             During the period covered by this report, the Company filed the following Current Reports:

                        Form 8-K, dated September 24, 1997

             The Form 8-K filing summarized the sale of $75 million of Senior Notes.

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

                                         WESTERN INVESTMENT REAL ESTATE TRUST
                                         ------------------------------------
                                                      (Registrant)



                                              By:    S/Dennis D. Ryan
                                                 -------------------------
                                                      Dennis D. Ryan
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                        and Trustee



Dated:     November 6, 1997
      --------------------------