Form 10-K405
period 1997-12-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1998-03-30
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                      FOR THE ANNUAL AND
 TRANSITION REPORTS
                      PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                     For the fiscal year ended DECEMBER 31, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number 0-2809

                       WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its character)


       CALIFORNIA                                           94-6100058
----------------------------------                -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

3450 CALIFORNIA STREET, SAN FRANCISCO, CA                      94118
----------------------------------                -----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
including area code:                                         (415) 929-0211
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
   Title of each class                                  on which registered
   -------------------                                 --------------------

        None                                                 None
----------------------------------                -----------------------------


        Securities registered pursuant to Section 12(g) of  the Act:


              SHARES OF BENEFICIAL INTEREST, WITHOUT PAR VALUE
-------------------------------------------------------------------------------
                             (Title of class)

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
                    Yes   X      No
                        -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting shares held by nonaffiliates of the registrant on March 1, 1998, based on the reported closing sales price of the Company's shares of beneficial interest on the American Stock Exchange on such date, was $243,615,000. (The Company defines affiliates as those required to report under Section 16 of the Securities Exchange Act of 1934).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Shares of Beneficial Interest, No Par Value - 17,192,460 shares as of March 1, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement with respect to its 1998 Annual Meeting of Shareholders which will be filed with the Commission regarding the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10, 11 and 12.

                           WESTERN INVESTMENT REAL ESTATE TRUST
                                    INDEX TO 10-K

PART I                                                                                      Page
                                                                                            ----
Item 1            Business                                                               4 to 13
Item 2            Properties                                                             13 to 16
Item 3            Legal Proceedings                                                            17
Item 4            Submission of Matters to a Vote of Security Holders                          17


PART II

Item 5            Market for Registrant's Common Equity and Related Stockholder Matters        17
Item 6            Selected Financial Data                                                      18
Item 7            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                 19 to 25
Item 7A           Quantitative and Qualitative Disclosures About Market Risk                   25
Item 8            Financial Statements                                                   26 to 45
                  Financial Statement Schedule                                           46 to 47
                  Additional Information:  1997 Building Improvement and Leasing
                     Related Cost Additions (unaudited)                                        48
Item 9            Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosures                                      49


PART III

Item 10           Directors and Executive Officers of the Registrant                           49
Item 11           Executive Compensation                                                       49
Item 12           Security Ownership of Certain Beneficial
                     Owners and Management                                                     49
Item 13           Certain Relationships and Related Transactions                               49


PART IV

Item 14           Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                                             50 to 52
                  Signatures                                                                   53

                                   PART I

ITEM 1.  BUSINESS.


(a)      GENERAL DEVELOPMENT OF BUSINESS.

Western Investment Real Estate Trust ("The Company") is a real estate investment trust ("REIT") and qualifies as such under Sections 856 and 960 of the Internal Revenue Code. The Company was organized under the laws of the State of California in 1962 and commenced real estate operations in 1964.

In order that the Company may continue to qualify as a REIT: (i) must be taxable as a domestic entity, (ii) the beneficial ownership of which is held by 100 or more persons, (iii) at least 95% of its gross income is derived from real estate assets, dividends and interest, (iv) at least 75% of its gross income is derived from real estate assets, (v) at the close of each quarter of the taxable year, at least 75% of the value of its total assets is reopresented by real estate assets, cash and government securities, and (vi) the Company must distribute annually to its shareholders an amount equal to or exceeding 95% of its REIT taxable income. Under the terms of its Declaration of Trust, the Company is permitted to invest its funds in ownership of real estate, mortgages, deeds of trust and certain financial instruments as permitted by law. Substantially all of the Company's funds have been invested in the ownership of real estate.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Company is not engaged in different segments of a business nor is the Company engaged in more than one line of business.

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

The Company, which at December 31, 1997 employed 45 people, is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. Additionally, the Company's wholly owned subsidiary, WIRET Asset Management Services, is a licensed real estate broker in the state of California. At December 31, 1997, the Company owned 42 retail properties, 9 commercial properties and 2 industrial properties with a combined gross leasable area of 4.7 million square feet.

The Company's executive office is located at 3450 California Street, San Francisco, California, 94118, and can be reached at (415) 929-0211. Additionally, the Company maintains a regional office in the Sacramento area and the Central Valley area.

                                  THE PROPERTIES

As of December 31, 1997, the Company owned 42 neighborhood and community shopping centers and other retail properties with an average size of approximately 106,000 square feet of GLA. Thirteen of these properties are significant portions of larger, integrated shopping centers managed by the Company with an average GLA of approximately 195,000 square feet. The Company leases a substantial portion of its total GLA on a long-term, triple net basis. As of December 31, 1997, approximately 63% of the Company's total retail GLA was leased to anchor tenants of which 74% of the anchor tenant space was leased to grocery or drug store anchor tenants. Additionally, as of that date, approximately 80% of the Company's Annualized Base Rent (as herein defined) was derived from national or regional retail tenants. The following tables set forth, as of December 31, 1997, certain information with respect to the Company's properties:

SHOPPING CENTER AND RETAIL - ANCHOR/NON-ANCHOR

                                                                               Annualized      Percentage          Annualized
           Type of                             GLA          Percentage         Base Rent           Of              Base Rent
           Tenant                            (Square           of              Leased          Annualized          Per Leased
           Space (1)                           Feet)           GLA             Space (2)        Base Rent          Square Foot
           -----                               -----           ---             ---------        ---------          -----------
Anchor................................       2,823,266          63%            $18,873,000            51%              $  6.68
Non-Anchor............................       1,314,932          30%             18,444,000            49%                14.03
Unleased..............................         326,562           7%                    ---            ---                  ---
                                             ---------        -----            -----------        -------           ----------
                                                                                                                    ----------

     Total or  Weighted Average.......       4,464,760         100%            $37,317,000           100%              $  8.36


SHOPPING CENTER AND RETAIL - NATIONAL/REGIONAL/LOCAL


                                                                             Annualized         Percentage          Annualized
               Type of                          GLA         Percentage        Base Rent             Of              Base Rent
               Tenant                         (Square          of             Leased            Annualized          Per Leased
               Space (3)                       Feet)           GLA            Space (2)          Base Rent          Square Foot
               -----                           -----           ---            ---------          ---------          -----------
National..............................       1,739,503          39%            $15,443,000            41%              $  8.88
Regional..............................       1,802,540          41%             14,445,000            39%                 8.01
Local.................................         596,155          13%              7,429,000            20%                12.46
Unleased..............................         326,562           7%                    ---            ---                  ---
                                             ---------        -----          -------------        -------           ----------
                                                                                                                    ----------

     Total or  Weighted Average.......       4,464,760         100%            $37,317,000           100%              $  8.36


The Company's portfolio of 53 properties at December 31, 1997 is summarized as follows:


ALL PROPERTIES

                                                                               Annualized         Percentage          Annualized
                                               GLA         Percentage           Base Rent            Of              Base Rent
                Property                     (Square           of               Leased            Annualized          Per Leased
                 Type                         Feet)            GLA              Space (2)         Base Rent          Square Foot
                 ----                         ----             ---              ---------         ---------          -----------
Shopping Center and Retail............       4,464,760          95%            $37,317,000            93%              $  8.36
Commercial............................         177,371           4%              2,432,000             6%                13.71
Industrial............................          78,322           1%                553,000             1%                 7.06
                                            ----------        -----          -------------          -----             --------
                                                                                                                      --------

     Total or  Weighted Average.......       4,720,453         100%            $40,302,000           100%              $  8.54


(1) Tenants leasing 10,000 square feet or more are defined as "Anchor" tenants.

(2) "Annualized Base Rent" represents the annualized minimum monthly rent in effect on December 31, 1997.

(3) "National" tenants are tenants with locations in multiple states. "Regional" tenants are tenants with three or more locations in one state, and "Local" tenants are tenants with fewer than three locations and operate exclusively within one state.


The following table summarizes the composition of the Company's real estate investments as of December 31, 1997 by type based on amounts invested by the
Company:


                                                    PORTFOLIO SUMMARY
                                                                                    Amount of
                                                          Number of              Investment (1)
   Property Types                                        Investments                (000's)                   Percentage
   --------------                                        -----------             --------------               ----------
   Real Estate Investments
   -----------------------
   Shopping Center and Retail                                 41                      $366,467                     93%
   Commercial                                                  8                        24,359                      6%
   Industrial                                                  1                         1,644                      1%
                                                              --                     ----------                   ----
                                                              50                      $392,470                    100%
                                                              --                     ----------                   ----
                                                              --                     ----------                   ----

   Real Estate Properties Held for Sale
   ------------------------------------
   Shopping Center and Retail                                  1                     $   2,032                     38%
   Commercial                                                  1                         2,148                     40%
   Industrial                                                  1                         1,202                     22%
                                                              --                     ----------                   ----
                                                               3                     $   5,382                    100%
                                                              --                     ----------                   ----
                                                              --                     ----------                   ----


(1) Reflects the original cost plus capital improvements, before depreciation and amortization.

REAL ESTATE INVESTMENTS AND PROPERTIES HELD FOR SALE (COMBINED)


                                                                                  Percentage of                   Weighted Average
                Property                     Number of          Amount of            Amount         Occupancy           Age
                 Type                       Investments        Investment (1)       Invested          Rate (2)      (in years) (3)
                 -----                      -----------        ----------          -----------      ----------      --------------
                                                                (000's)
Shopping Center and Retail............           42               $368,499              93%              93%             13.5
Commercial............................            9                 26,507               6%              76%             23.3
Industrial............................            2                  2,846               1%             100%             17.4
                                                ---             ----------               --             ----             ----
                                                                                                        ----             ----

     Total or Weighted Average........           53               $397,852             100%              92%             13.9
                                                ---             ----------               --             ----             ----
                                                ---             ----------               --             ----             ----


(1) Reflects the original cost plus capital improvements, before depreciation and amortization.

(2) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in the Company's occupied space until: (1) the related lease expires and the tenant is no longer in legal possession, or (2) the related lease is legally terminated and the tenant is no longer in legal possession.

(3) This calculation is weighted by Gross Leasable Area and is based on the original construction date of the property. As such, any expansion or renovation occurring subsequent to the original construction date is not reflected in this calculation.


COMPETITION

There is considerable competition for the consumer dollar in most areas of California and Nevada where the Company's community shopping center properties are located. The Company believes that its major anchor tenants are strong competitors and will continue to draw consumers to its shopping centers.

The Company competes for quality properties with other investors and engages in a continuing effort to identify desirable properties for acquisition. As the number of prospective buyers of the types of properties the Company considers for purchase increases, the prices of such properties may increase and the yield decrease. The Company believes it can continue to compete effectively in the current real estate environment because of its experienced staff and management team.

The Company competes for tenants primarily on the basis of location, rental rates, services provided and the design and condition of the properties. In some of the geographic areas in which the Company owns properties, the available supply of space for lease exceeds the demand by prospective tenants. In order to compete effectively, the Company employs experienced property and marketing managers and leasing agents.

MAJOR TENANTS

The Company's principal shopping center and retail tenants include substantial, well-recognized businesses such as Food-4-Less, Nob Hill Foods, Pak `N Save, Raley's, Safeway, Save Mart Supermarket and Thrifty-Payless (Rite Aid).

At December 31, 1997, Raley's, the Company's most significant tenant, a grocery and drug retailer, was a lessee in 19 of the Company's properties and accounted for 19% of the Company's 1997 total revenues. Raley's, a privately owned company, currently operates 115 stores in Northern California and Nevada. The Raley's organization has released information indicating that its sales exceeded $2 billion in its most recent reported fiscal year (June 28, 1997). In addition to receiving monthly sales reports, the Company receives audited financial statements annually from Raley's and uses them to monitor Raley's financial position and results of operations. Additionally, the Company is authorized to provide Raley's audited financial statements to Moody's Investors Service and Standard & Poor's, the Company's rating agencies. As of December 31, 1997, the Company's Senior Notes carry "investment grade" ratings from Moody's Investors Service (Baa3) and Standard & Poor's (BBB-). Please see note 7 in the Notes to the Financial Statements.

The following table provides the location, size and expiration of the Raley's leases:


                                                                                             Lease
                      Location                      Gross Leasable Area                 Expiration Date
           --------------------------------         -------------------                 ---------------
          1.   Fallon, NV                                    0(1)                           6/30/03
          2.   Fair Oaks, CA                              59,231                            3/31/06
          3.   Yuba City, CA                              61,842                            9/01/08
          4.   Carson City, NV                            59,018                            8/31/12
          5.   Redding, CA                                60,000                            5/31/14
          6.   Yreka, CA                                  60,000                           11/30/14
          7.   Chico, CA                                  61,046                            4/30/15
          8.   Winnemucca, NV                             63,024                           12/31/15
          9.   Fallon, NV                                 60,114                            2/28/16
          10.  Reno, NV                                   61,046                            3/31/16
          11.  Ukiah, CA                                  61,046                            6/30/16
          12.  Elko, NV                                   61,000                            1/31/17
          13.  Vallejo, CA                                60,114                            9/30/17
          14.  Folsom, CA                                 60,114                           12/31/17
          15.  Turlock, CA                                60,114                            2/28/18
          16.  Grass Valley, CA                           60,114                            4/30/18
          17.  Granite Bay, CA                            60,114                            6/30/18
          18.  Suisun City, CA                            60,114                            5/31/19
          19.  Oroville, CA                               59,885                            6/01/19

          Note (1) Although Raley's no longer occupies this Fallon, Nevada, property, it guarantees the J.C. Penney and Hub leases and makes supplemental lease payments to the Company.

The following table summarizes information on the Company's ten most significant tenants as of December 31, 1997:

                                                                  Percentage of       Company         Percentage
                                                   Number of       Annualized           GLA               of
                    Tenant                           Stores         Base Rent      (Square Feet)     Company GLA
                    ------                           ------         ---------      -------------     -----------
1.   Raley's.................................            19                19%         1,091,181            23%
2.   Save Mart...............................             7                 4%           228,678             5%
3.   Safeway/Pak `N Save.....................             3                 4%           140,883             3%
4.   Coast Federal Savings Bank..............             6                 4%            76,193             2%
5.   Thrifty-PayLess (Rite Aid)..............            10                 3%           242,056             5%
6.   Food-4-Less (Fleming Foods).............             3                 2%           142,625             3%
7.   Nob Hill Foods..........................             3                 2%           111,933             2%
8.   Round Table Pizza.......................            14                 2%            42,262             1%
9.   Scolari's Supermarkets..................             1                 1%            50,451             1%
10.  Ross Dress for Less.....................             2                 1%            50,368             1%
                                                                          ----        ----------           ----

         Total...............................                              42%         2,176,630            46%
                                                                          ----        ----------           ----
                                                                          ----        ----------           ----

The Company receives sales and other information on a monthly, quarterly or annual basis from its retail tenants, including Raley's, under leases which provide for such reports. The Company uses this information to monitor the payment of percentage rents where leases so provide. The Company recognized $552,000 and $649,000 of percentage rents during 1997 and 1996, respectively. Virtually all of the Company's existing leases include at least one of the following provisions for payment of additional rent: (1) scheduled fixed increases, (2) percentage rent based on tenants' gross sales, or (3) CPI-based escalation clauses. The Company endeavors to structure leases on a triple-net basis with the lessees being responsible for most operating expenses, such as real estate taxes, certain types of insurance, utilities, normal repairs and maintenance. To the extent such provisions cannot be negotiated and incorporated into a lease and in regard to vacant space, the Company pays such expenses from current operating income.

INSURANCE COVERAGE

Most of the Company's leases require the tenant to be responsible for, or reimburse the Company for liability insurance coverage on the properties. The Company maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

While the Company believes its properties are adequately insured, the Company does not carry earthquake, flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Company's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Company properties could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Company has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

The Company periodically considers the merits of purchasing earthquake insurance. As of December 31, 1997, the Company has not purchased earthquake insurance because of: (i) the high premiums and deductibles and (ii) the Company's geographically diversified portfolio that reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally consist of relatively new single-story buildings.


TENANT LEASE EXPIRATIONS FOR ALL PROPERTIES

The tables on the following page sets forth information with respect to anchor and non-anchor tenant lease expirations as of December 31, 1997:


                                                    ANCHOR TENANTS (1)
                                                                                         Annualized      Average Base
                                                          Gross        Percentage of       Base Rent         Rent Per
                                         Number of       Leasable      Total Leased         Under         Square Foot of
Lease Year                                Leases           Area       Gross Leasable       Expiring           Leases
Expiration                               Expiring (2)    Expiring      Area Expiring       Leases (3)        Expiring
----------                               --------        --------      -------------       ---------        ----------
1998....................................     1              10,662            0.3%        $     84,444         $  7.92
1999....................................     4             127,704            2.9%             179,064            1.40
2000....................................     7             117,912            2.7%           1,482,252           12.57
2001....................................     4             144,602            3.3%             653,052            4.52
2002....................................     6             113,410            2.6%             490,764            4.33
2003....................................     9             215,978            5.0%           1,528,248            7.08
2004....................................     3              54,207            1.3%             403,224            7.44
2005....................................     3              88,518            2.0%             771,780            8.72
2006....................................     4             205,831            4.7%           1,395,768            6.78
2007....................................     1              20,664            0.5%             116,544            5.64
Thereafter..............................    45           1,912,521           43.9%          14,749,081            7.71
                                            ---          ---------           -----         -----------    ------------
                                                                                                          ------------
         Total/Weighted Average             87           3,012,009           69.2%         $21,854,221           $7.26


                                                    NON-ANCHOR TENANTS


                                                                               Annualized       Average Base
                                                Gross       Percentage of       Base Rent          Rent Per
                               Number of       Leasable      Total Leased         Under         Square Foot of
Lease Year                      Leases          Area        Gross Leasable      Expiring            Leases
Expiration                     Expiring (2)    Expiring      Area Expiring       Leases (3)        Expiring
----------                     --------        --------      -------------       ---------        ----------
Month-to-month................    28            55,995           1.3%          $  627,924           $11.21
1998..........................   121           207,874           4.8%           3,139,680            15.10
1999..........................   105           217,118           5.0%           2,751,797            12.67
2000..........................   100           191,997           4.4%           2,872,514            14.96
2001..........................    62           125,002           2.9%           1,780,080            14.24
2002..........................    63           157,483           3.6%           2,334,013            14.82
2003..........................    36           111,847           2.6%           1,782,780            15.94
2004..........................    11            34,645           0.8%             542,352            15.65
2005..........................    12            51,230           1.2%             707,340            13.81
2006..........................     4            17,714           0.4%             306,804            17.32
2007..........................    12            41,808           0.9%             901,500            21.56
Thereafter....................    38           127,033           2.9%           2,316,432            18.23
                                 ----          -------         -------          ---------          -------
                                                                                                   -------
      Total/Weighted Average     592         1,339,746          30.8%         $20,063,216           $14.98
                                 ----        ---------         -------        -----------          -------
                                                                                                -------
      Total/Weighted Average     679      4,351,755 (4)     100.0%         $41,917,437            $9.63

     (1) Anchor tenants are defined as tenants with 10,000 square feet or more of leasable area.

     (2) Does not reflect extension options granted to certain tenants.

     (3) Annualized Base Rent at lease expiration.

     (4) Total does not include 368,698 square feet GLA of unleased space (326,562 square feet GLA of shopping center and retail, and 42,136 square feet GLA of commercial).

PROPERTY OPERATIONS

The Company is a fully integrated REIT that provides full property operation services to all but two of its properties. Property operations includes property management, marketing and leasing services. Internal management provides for regular interaction between the Company and its tenants and close supervision of its properties.

No single property investment accounted for more than 4.2% of total revenues in 1997.

The Company directly manages 51 of its 53 properties. In order to facilitate its present and future property operation activities, the Company maintains two branch offices which are centrally located to the properties. The offices are located at the Company's Country Gables shopping center in Granite Bay, California and at the Victorian Walk shopping center in Fresno, California.

Internal management permits the Company to provide value added services to its tenants. For example, the Company's marketing staff works with the Company's tenants on promotional and advertising activities to draw consumers to the shopping centers. These activities help the Company attract and retain the national, regional and local retail tenants which serve the Northern California and Nevada markets. The Company believes the cost of internal property management and leasing is generally less expensive than employing independent property management, marketing and leasing firms due to lower commissions and fees and certain economies of scale.

Two of the Company's 53 properties are managed by independent property managers. G & W Management Co. provides management services for the property located in Petaluma, California, for fees equal to 3.5% of gross receipts. The Company's property is part of a larger office park which is managed by G & W Management Co. Commercial Real Estate Service (CRES) provides management services with respect to Serra Center, located in Colma, California, for fees equal to 3.5% of gross rents. CRES is an affiliate of the co-owner of the Serra Center and has been managing the property for approximately 20 years. Neither one of the above-named property managers are affiliated with the Company, its trustees, officers or any shareholder owning 5% or more of the Company's shares.

Repairs and maintenance of the Company's properties not undertaken by tenants under the terms of the Company's triple-net leases are performed by independent contractors not affiliated with the Company, its trustees or officers, or any shareholder owning 5% or more of the Company's shares.

POTENTIAL ENVIRONMENTAL RISKS

Investments in real property create a potential for environmental liability on the part of the owner of such real property. If hazardous substances are discovered on or emanating from any of the Company's properties, the Company and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances.

In order to mitigate environmental risks, in 1989 the Company adopted a policy of obtaining at least a Phase I environmental study (a preliminary site assessment which does not include environmental sampling, monitoring or laboratory analysis) on each property it seeks to acquire. From time to time, when the Company deems it appropriate, it has obtained independent environmental analyses on properties acquired prior to 1989. Although the Company has no knowledge that any material environmental contamination has occurred, no assurance can be given that hazardous substances are not located under any of the properties. The Company carries no insurance coverage expressly for the type of environmental risk described above.

ITEM 2.  PROPERTIES.

Property information is presented on the following pages.

ITEM 2:   PROPERTIES

                                                                       Minimum Rent
                                                                    ------------------       12/31/97        Year      Year Last
     Name                                  Location                 1997          1996      Occupancy (1)   Completed   Renovated
     ----                                  --------                 ----          ----      -------------   ---------   ---------
                                                                                            (in thousands)
I.   Minimum Rents

     Shopping Center/Retail
     ----------------------
     Anderson Square                        Anderson, CA              $350          $327        95.97%      1979
     Angel's Camp Town Center               Angel's Camp, CA           595           571        98.51%      1986
     Skypark Plaza Shopping Center          Chico, CA                1,371         1,297        95.36%      1985         1991
     Coalinga Shopping Center               Coalinga, CA               293           323        74.95%      1977
     Serra Center (30% interest)            Colma, CA                  467           495       100.00%      1972
     Carpeteria (2)                         Concord, CA                133           228         SOLD       1963
     Mercantile Row Shopping Center         Dinuba, CA                 770           743        95.74%      1990
     Luckys                                 El Cerrito, CA             241           241       100.00%      1964         1983
     Laguna 99 Shopping Center              Elk Grove, CA            1,426         1,356       100.00%      1993
     Northridge Shopping Center             Fair Oaks, CA              763           770        92.15%      1958         1986
     Commonwealth Square Shopping Center    Folsom, CA               1,561         1,592        98.18%      1988
     Acapulco Y Los Arcos (2)               Fresno, CA                  93           125         SOLD       1972
     Victorian Walk Shopping Center         Fresno, CA                 804           795        93.72%      1982         1994
     Country Gables Shopping Center         Granite Bay, CA          1,245         1,247        93.75%      1988
     Pinecreek Shopping Center              Grass Valley, CA           952           939        93.02%      1988
     Heritage Oak Shopping Center           Gridley, CA                436           462        77.84%      1981
     Centennial Plaza Shopping Center       Hanford, CA              1,210         1,204        99.11%      1991
     Nob Hill General Store                 Hollister, CA              480           480       100.00%      1994
     Plaza 580 Shopping Center              Livermore, CA            1,444         1,419        90.59%   1993/1996
     Canal Farms Shopping Center            Los Banos, CA              849           853       100.00%      1988
     Mission Ridge Shopping Center          Manteca, CA              1,141         1,112        93.07%      1993
     San Antonio Center (2)                 Mountain View, CA          396           483         SOLD       1959          1990
     Nob Hill General Store                 Newman, CA                 313           313       100.00%      1995
     Currier Square Shopping Center         Oroville, CA               979         1,002        69.43%      1969          1989
     Eastridge Plaza Shopping Center        Porterville, CA            466           479        83.47%      1985
     Belle Mill Landing                     Red Bluff, CA              699           812        89.16%      1982          1995
     Cobblestone Shopping Center            Redding, CA                919           930        82.66%      1981
     Denny's (3)                            Redwood City, CA             -            21         SOLD       1968
     Kmart Center                           Sacramento, CA             362           372        89.01%      1964          1986
     Elverta Crossing Shopping Center       Sacramento, CA           1,172         1,185        96.01%      1991          1993
     Luckys (2)                             Santa Maria, CA             15            49         SOLD       1962          1995
     Kwik Stop (3)                          Santa Rosa, CA               -            35         SOLD       1970          1995
     Heritage Park Shopping Center          Suisun, CA               1,400         1,223        92.58%      1989
     Heritage Place Shopping Center         Tulare, CA                 888         1,005        96.33%      1986
     Blossom Valley Plaza                   Turlock, CA              1,107         1,102        96.61%      1988          1991
     Ukiah Crossroads Shopping Center       Ukiah, CA                  876           854        88.07%      1986
     Park Place Shopping Center             Vallejo, CA              1,577         1,579        88.48%      1987
     Nob Hill General Store                 Watsonville, CA            195           195       100.00%      1982
     Yreka Junction                         Yreka, CA                  708           629        98.12%      1984
     Raley's Shopping Center                Yuba City, CA              914           971        94.62%      1963          1995
     Eagle Station Shopping Center          Carson City, NV            857           892        90.03%      1982
     Elko Junction Shopping Center          Elko, NV                 1,285         1,033        91.27%  1979/1994/1996
     Dodge Center                           Fallon, NV                 224           282       100.00%      1976          1995
     Raley's Supermarket                    Fallon, NV                 401           401       100.00%      1991
     Caughlin Ranch Shopping Center         Reno, NV                 1,102           969       100.00%      1990          1991
     North Hills Shopping Center            Reno, NV                   843           831        89.59%      1986
     West Town                              Winnemuca, NV              461           461       100.00%      1978          1991
                                                                   -------       -------
                    Sub-total - Shopping Center/Retail             $34,782       $34,687
                                                                   -------       -------

ITEM 2: PROPERTIES

                                                                       Minimum Rent
                                                                    ------------------       12/31/97        Year      Year Last
     Name                                  Location                 1997          1996      Occupancy (1)   Completed   Renovated
     ----                                  --------                 ----          ----      -------------   ---------   ---------
                                                                      (in thousands)
Industrial
----------
Viking Freight Systems                     Santa Clara, CA           $443         $422         100.00%         1978
Old Dominion                               Commerce City, CO           62          115         100.00%         1984        1995
                                                                     ----         ----
          Sub-total - Industrial                                     $505         $537
                                                                     ----         ----
Commercial
----------
US Postal Service (2)                      Boulder Creek, CA         $ -          $  6            SOLD         1959
Coast Savings & Loan                       Cupertino, CA              216          216         100.00%         1980
Heald Business College                     Milpitas, CA               513          513         100.00%         1987        1995
Coast Savings & Loan                       Monterey,CA                450          450         100.00%         1963
Redwood II                                 Petaluma, CA                25          483           0.00%         1985
Coast Savings & Loan                       Salinas, CA                321          320         100.00%         1937
Coast Savings & Loan (Market St)           San Francisco, CA          291          291         100.00%         1964
Coast Savings & Loan (Taraval St)          San Francisco, CA          328          328         100.00%         1975
3450 California St                         San Francisco, CA          230          226         100.00%         1957        1987
Coast Savings & Loan                       Santa Cruz, CA             184          184         100.00%         1980
                                                                  -------      -------
           Sub-total - Commercial                                  $2,558       $3,017
                                                                  -------      -------
               Total Minimum Rent                                 $37,845      $38,241
                                                                  -------      -------
                                                                  -------      -------

                                                                   Percentage Rents
                                                                 --------------------
                                                                 1997            1996
                                                                 ----            ----
                                                                    (in thousands)
II.       Percentage Rent

Anderson Square                            Anderson, CA              $ 45         $ 56         95.97%          1979
Coalinga Shopping Center                   Coalinga, CA                67           62         74.95%          1977
Northridge Shopping Center                 Fair Oaks, CA               48           54         92.15%          1958        1986
Commonwealth Square Shopping Center        Folsom, CA                   7            5         98.18%          1988
Victorian Walk Shopping Center             Fresno, CA                   4            2         93.72%          1982        1994
Country Gables Shopping Center             Granite Bay, CA              1            1         93.75%          1988
Pinecreek Shopping Center                  Grass Valley, CA             -            1         93.02%          1988
Heritage Oak Shopping Center               Gridley, CA                 39           60         77.84%          1981
Centennial Plaza Shopping Center           Hanford, CA                  -            2         99.11%          1991
Kmart Center                               Napa, CA                    88          122        100.00%          1964
Cobblestone Shopping Center                Redding, CA                 14            4         82.66%          1981
Denny's (3)                                Redwood City, CA             -            2          SOLD           1968
Kmart Center                               Sacramento, CA              62           47         89.01%          1964        1986
Luckys (2)                                 Santa Maria, CA             43          104          SOLD%          1962        1995
Heritage Park Shopping Center              Suisun, CA                   1            2         92.58%          1989
Park Place Shopping Center                 Vallejo, CA                  9           21         88.48%          1987
Nob Hill General Stores                    Watsonville, CA             83           84        100.00%          1982
Eagle Station Shopping Center              Carson City, NV             21           18         90.03%          1982
Dodge Center                               Fallon, NV                  14            2        100.00%          1976        1995
Caughlin Ranch Shopping Center             Reno, NV                     6            -        100.00%          1990        1991
                                                                     ----      --------

               Total Percentage Rent Income                          $552         $649
                                                                     ----      --------
                                                                     ----      --------

ITEM 2: PROPERTIES

                                                                    Direct Financing
                                                                        Leases(4)
                                                                    ------------------       12/31/97        Year       Year Last
     Name                                  Location                 1997          1996      Occupancy (1)   Completed   Renovated
     ----                                  --------                 ----          ----      -------------   ---------   ---------
                                                                      (in thousands)
III.      Direct Financing Leases

Kmart Center (5)                           Napa, CA                  $ 66         $ 99        100.00%          1964
Viking Freight Systems (6)                 Santa Clara, CA             89           98        100.00%          1978
                                                                     ----      --------
                                                                     $155         $197
                                                                     ----      --------
                                                                     ----      --------

(1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupied space until: 1) the related lease expires and the tenant is no longer in legal possession, or 2) the related lease is formally terminated and the tenant is no longer in legal possession.
(2)     Sold in 1997.
(3)     Sold in 1996.
(4)     Included in Other Income.
(5) Kmart Center, Napa, California, is accounted for as a direct financing lease. During 1997, the Company received $281,000 in minimum lease payments, of which $66,000 comprised direct financing income and $215,000 is a non-revenue receipt accounted as principal reduction. During 1996, the Company received $281,000 in minimum lease payments, of which $99,000 comprised direct financing income and $182,000 is a non-revenue receipt accounted as principal reduction. This lease expires January 1999.
(6) Viking Freight Systems, Santa Clara, California, is accounted for as a direct financing lease. During 1997, the Company received $189,000 in minimum lease payments, of which $89,000 comprised direct financing income and $100,000 is a non-revenue receipt accounted as principal reduction. During 1996, the Company received $189,000 in minimum lease payments, of which $98,000 comprised direct financing income and $91,000 is a non-revenue receipt accounted as principal reduction. This lease expires September 2003.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Market:

The shares of beneficial interest of the Company, without par value, are listed on the American Stock Exchange under the symbol "WIR". The following table sets forth the high and low closing prices of the shares as reported by the American Stock Exchange:


Quarter Ended                                                 High                          Low               Dividends
-------------                                                 ----                          ---               ---------
March 31, 1996                                               $11.750                      $10.625               $0.28
June 30, 1996                                                 13.000                       10.750                0.28
September 30, 1996                                            13.125                       12.000                0.28
December 31, 1996                                             13.875                       12.500                0.28

March 31, 1997                                                13.500                      $12.500               $0.28
June 30, 1997                                                 14.000                       12.375                0.28
September 30, 1997                                            13.875                       12.813                0.28
December 31, 1997                                             14.750                       12.688                0.28

Through
  February 28, 1998                                          $15.250                      $13.500               $0.28(1)



          (1)  Paid March 15, 1998

Approximate number of equity security holders:


                  Title of Class                                                     Number of Record Holders
                  --------------                                                     ------------------------
                                                                                     (as of December 31, 1997)
                  Shares of Beneficial Interest, without par value                             2,136


The Company estimates that there were over 18,000 beneficial owners of shares, including owners whose shares were held in brokerage and Company accounts.

ITEM 6.           SELECTED FINANCIAL DATA

                                                             1997          1996           1995         1994          1993
------------------------------------------------------------------------------------------------------------------------------
    (In thousands, except  per share and share data)
    OPERATING DATA:
    Revenues (1).....................................     $47,551        $47,789       $46,290      $43,308        40,239
    Income before gains on sales of real
       estate investments and extraordinary item.....       9,602         11,116        10,257        9,911        11,594
    Net income ......................................      12,880         12,231        10,304       15,266        11,594
    Funds from operations (2)........................      22,392         22,274        21,017       20,084        20,522
    Cash flows from operating activities.............      23,145         21,956        20,203       20,212        21,900
    Cash dividends paid .............................      19,207         19,102        18,882       18,683        18,531

    BASIC AND DILUTED EARNINGS PER SHARE DATA:
    Income before gains on sales of real
       estate investments and extraordinary item.....       $0.56          $0.65         $0.61        $0.59         $0.70
    Net income.......................................        0.75           0.72          0.61         0.92          0.70

    Cash dividends paid..............................        1.12           1.12          1.12         1.12          1.12

    Weighted average number
       of shares outstanding -Basic..................  17,144,674     17,055,496    16,861,324   16,682,675    16,548,198
    Weighted average number
       of shares outstanding -Diluted................  17,158,292     17,068,701    16,861,324   16,690,498    16,552,476

    BALANCE SHEET DATA:
    Real estate properties (3).......................    $392,470       $384,550      $395,800     $389,094      $345,088
    Total assets.....................................     337,521        339,629       344,571      347,172       309,345
    Fixed-rate debt..................................     124,766        111,207       114,609      116,961        67,500
    Bank Line........................................      19,100         32,250        29,250       23,645        33,244
    Shareholders' equity.............................     186,249        191,948       196,799      202,684       204,938


     (1) Revenues comprise minimum rents, percentage rents, recoveries from tenants and other income.

     (2) The Company considers Funds From Operations (FFO) to be an alternate measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations. For a further discussion of FFO, please refer to Management's Discussion and Analysis on page 21.

     (3) Real estate properties reflect acquisition costs and capitalized costs of improvements before deduction of depreciation and amortization. Real estate properties do not include properties held for sale. As of December 31, 1997, the Company owned three properties that are held for sale with an aggregate book value (before depreciation) of $5,382,000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                      AND
                              RESULTS OF OPERATIONS
(Amounts in thousands, except share, percentage and per square foot information)


INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Western Investment Real Estate Trust (the Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report on Form 10-K. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail, commercial or industrial businesses in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risk associated with real estate ownership, such as the potential adverse impact of environmental contamination or changes in the local economic climate on the revenues and the value of the Company's properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $23,145, $21,956 and $20,203, for the years ended December 31, 1997, 1996 and 1995, respectively.

Net cash used in investing activities was $3,740 for the year ended December 31, 1997. Included in this net amount are funds escrowed pending property acquisitions ($7,117), funds invested in improvements to real estate ($5,491), and a mortgage note receivable ($1,300). These investments were funded substantially with $10,135 of proceeds from the sale of five properties.

Net cash used in financing activities was $18,894 for the year ended December 31, 1997. The principal use of these funds was for the redemption of the Company's 8% Convertible Debentures of $61,310 and a net paydown of the Company's unsecured bank line of credit (Bank Line) of $13,150. The primary source of these funds was the net proceeds from the Company's 1997 Senior Notes offering of $74,145. Dividends paid in 1997 of $19,207 were funded from operating cash flows of $23,145.

FINANCINGS - DEBT TRANSACTIONS

1997 SENIOR NOTES AND REDEMPTION OF THE CONVERTIBLE DEBENTURES - On September 25, 1997, the Company completed the sale of $75,000 of Senior Notes, comprising $25,000 of 7.10% Notes due 2006, $25,000 of 7.20% Notes due 2008,
and $25,000 of 7.30% notes due 2010. The Notes were issued under the Company's $150,000 shelf registration. The outstanding balance under the Bank Line was paid off using a portion of the proceeds from the September 1997 sales of Senior Notes. On October 27, 1997, following a 30-day notification period, the $60,500 remaining balance of Convertible Debentures was redeemed using cash and cash equivalents as well as an advance on the Bank Line. The Company recognized an extraordinary loss of $1,620 from the redemption of the Convertible Debentures as a result of the write-off of the related unamortized deferred debt issuance costs.

BANK LINE OF CREDIT - On August 8, 1997, the Company's Bank Line was amended to extend the maturity date to June 30, 2000. Previously, the maturity date on the Bank Line was May 31, 1998. On December 31, 1997, the Bank Line was increased from $45,000 to $55,000. The purpose of the Bank Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company including property acquisitions. The Bank Line bears interest at the London Interbank Offered Rate (LIBOR) plus 1.22%. At December 31, 1997, the balance outstanding was $19,100. The Company intends to renew or replace this facility when it expires on June 30, 2000.

As of December 31, 1997, the Company's aggregate outstanding indebtedness of $143,866 consisted of $124,766 in fixed-rate, long-term Senior Notes and $19,100 of borrowings under the Company's variable-rate Bank Line. Any incurrence of debt by the Company, in excess of the Bank Line of $55,000 and the above-mentioned Senior Notes, would be subject to limitations imposed under the Company's Senior Notes and Bank Line.

The Company's ratio of debt to undepreciated cost of real estate on December 31, 1997 was 36%. The Company's ratio of debt to total market capitalization [defined as the total of debt plus the Bank Line divided by the sum of: (a) the aggregate market value of the outstanding shares of beneficial interest and
(b) the total debt plus the Bank Line of the Company] on December 31, 1997 was 38%.

As of December 31, 1997, the Company has no debt that is secured by mortgages on its properties. However, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company has an ownership interest in two properties where the co-owner is obligated under a note that is secured by the property.

The Company anticipates that cash flows provided by operations will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code. Cash on hand, proceeds from the sale of properties held for sale and borrowings under the Bank Line, as well as other debt and equity alternatives, are expected to provide the necessary funds to achieve future growth.

INCOME TAX STATUS AND TAXABILITY OF DIVIDENDS

The Company has elected to be taxed as a real estate investment trust under the applicable provisions of the Internal Revenue Code and the comparable California statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income currently distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is so distributed. Management believes that the Company has qualified, and will continue to qualify, for tax purposes as a real estate investment trust. As the Company intends to distribute at least 95% of its taxable income, no provision is required to be made for federal or state income taxes in the accompanying financial statements.

Federal taxable income of the Company prior to the dividend-paid deductions for the three years ended December 31, was: $14,327 in 1997; $16,187 in 1996; and $12,220 in 1995. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for leases, depreciation of investment properties and gains on property dispositions.

The table below summarizes the taxability of distributions and dividends paid during the years ended December 31, 1997, 1996 and 1995.



                                                   Year Ended December 31,
                                   ---------------------------------------------------
                                        1997              1996             1995
--------------------------------------------------------------------------------------
Ordinary income...................     67.5%              80.2%            67.1%

Return of capital.................     23.2%              12.6%            32.6%

Capital gains.....................      9.3%               7.2%             0.3%
                                   ---------------------------------------------------

Total.............................    100.0%             100.0%           100.0%
                                   ---------------------------------------------------
                                   ---------------------------------------------------

No assurances can be made that future dividends and distributions will be treated similarly. Each holder of stock may have a different basis in its stock and accordingly, each holder is advised to consult its tax advisors.

FUNDS FROM OPERATIONS

Industry analysts and the Company consider Funds From Operations (FFO) to be an alternate measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, the Company, along with most industry investors, has considered presentation of operating results for real estate companies that use historical cost accounting to be less than fully informative.

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income calculated in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property, and (ii) extraordinary items. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under the NAREIT 1995 guidelines for the years ended December 31, 1997, 1996 and 1995:

                                                                                      Year Ended December 31,
                                                                        ----------------------------------------------------
                                                                              1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------
Net Income.........................................................           $12,880          $12,231           $10,304
Less:    Gains on sales of real estate investments.................            (4,898)          (1,115)              (47)
Plus:    Real property depreciation................................             9,799            9,886             9,817
         Amortization of tenant improvement costs..................               826              836               631
         Amortization of leasing commission costs..................               323              436               312
         Loss on early extinguishment of debt......................             1,620              ---               ---
         Management restructuring charge ..........................             1,842              ---               ---
                                                                        ----------------------------------------------------

Funds From Operations..............................................           $22,392          $22,274           $21,017
                                                                        ----------------------------------------------------
                                                                        ----------------------------------------------------

The payout ratio for the years ended December 31, 1997, 1996 and 1995 (calculated as dividend distributions made by the Company for the applicable period divided by FFO), was 86%, 86% and 90%, respectively.

FFO increased $118 to $22,392 in 1997 from $22,274 in 1996. During 1996, FFO increased $1,257 to $22,274, from the 1995 figure of $21,017 million. The 1996 increase of 6% is primarily the result of increased revenues and, to a lesser extent, reduced operating expenses.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

Net income increased $649 to $12,880, or $0.75 per share (calculated using both basic and fully diluted weighted average shares outstanding), in 1997, from $12,231, or $0.72 per share (calculated using both basic and fully diluted weighted average shares outstanding), in 1996. This 5% increase in net income is principally due to the 1997 gains of $4,898 realized from the sale of five properties, partially offset by a $1,842 management restructuring charge and a $1,620 extraordinary loss resulting from the early extinguishment of debt. Other contributing factors to the increase include decreased other operating expenses and increased other income partially offset by decreased minimum rents and increased interest expense.

The Company continually assesses its portfolio for possible dispositions of properties that no longer fit its investment criteria due to limited prospects of growth in income, property type or other reasons. The properties sold in 1997 were three single-tenant retail properties, one multi-tenant retail property that was part of a large mixed-use center, and one small commercial property.

As part of the 1997 management restructuring, participants of the Trustee Emeritus and Death and Disability Program have terminated their participation in this program. The significant portion of the management restructuring charge relates to this participation termination.

The early extinguishment loss results from the write-off of deferred debt issuance costs relating to the October 1997 redemption of Convertible Debentures.

Other operating expenses decreased $470 to $3,011 in 1997 from $3,481 in 1996. The most significant factor in this 14% decrease is a reduction in leasing and property management expenses.

Other income increased $305 to $1,061 in 1997 from $756 in 1996, primarily due to the interest earned on short-term investment of a portion of the 1997 Senior Note sales proceeds until the Convertible Debentures were redeemed. Redemption occurred following a 30-day notification period to holders of the Convertible Debentures.

Minimum rents decreased $396 to $37,845 in 1997 from $38,241 in 1996. This decrease primarily reflects the vacancy of the Petaluma property. The average occupancy for all property types at December 31, 1997 was 92.2% as compared with the December 31, 1996 percentage of 93.7%.

Interest expense increased $222 to $11,511 in 1997 from $11,289 in 1996, primarily as a result of increased borrowings during the 30-day notification period prior to redeeming the Convertible Debentures, partially offset by reduced borrowings under the Bank Line and reduced interest rates.

The following table provides information on interest costs for the years ended December 31, 1997, 1996 and 1995:

                                                                                    Year Ended December 31,
                                                                        ------------------------------------------------
                                                                                  1997         1996           1995
              ----------------------------------------------------------------------------------------------------------
              Interest incurred.......................................        $11,523        $11,417        $11,566
              Interest capitalized....................................             12            128             29
                                                                        ------------------------------------------------
              Interest expense........................................        $11,511        $11,289        $11,537
                                                                        ------------------------------------------------
                                                                        ------------------------------------------------
              Interest paid...........................................         $9,714        $11,217        $11,030
                                                                        ------------------------------------------------
                                                                        ------------------------------------------------

              Weighted average interest rate on Bank Line.............          7.27%          7.33%          7.91%


COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

Net income increased $1,927 to $12,231, or $0.72 per share (calculated using both basic and fully diluted weighted average shares outstanding), in 1996, from $10,304, or $0.61 per share (calculated using both basic and fully diluted weighted average shares outstanding), in 1995. This 19% increase in net income is principally due to the 1996 gains of $1,115 realized from the sale of two single-tenant retail properties and one parcel of land. Additionally, the increase results from increased minimum rents and other income as well as decreased interest expense and other operating expenses.

Minimum rents increased $600 to $38,241 in 1996 from $37,641 in 1995. This increase represents approximately 2% over the 1995 figure. The average occupancy for all property types at December 31, 1996 was 93.7% as compared with the December 31, 1995 percentage of 93.9%.

Other income increased $172, or 29%, to $756 in 1996 from $584 in 1995. This increase is primarily the result of: (i) the $75 gain recorded on the sale of marketable securities held by the Company, and (ii) increased lease termination income of $60.

Interest expense decreased $248, or 2%, from the 1995 figure of $11,537 to $11,289 in 1996. The main factors contributing to this decrease are: (i) the redemption of $2,250 of 8% Convertible Debentures during the year, and (ii) the decreased interest rate on the Bank Line.

Other operating expenses decreased $121 to $3,481 in 1996 from $3,602 in 1995. This 3% decrease is primarily due to decreased spending for "additional" marketing funds. Additional marketing funds are in excess of the Company's contractually obligated contributions. Historically, certain shopping centers were targeted to benefit from these additional marketing funds until the shopping center obtained stabilization.

INFLATION

Substantially all of the Company's leases with tenants contain provisions that somewhat mitigate the impact of inflation. These provisions include, but are not limited to, clauses providing for increases in base rent and clauses enabling the Company to receive percentage rent based on tenants' gross sales. Additionally, substantially all leases require the tenant to pay their proportionate share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation.

Increases in interest rates could increase the Company's borrowing costs. As of December 31, 1997, the Company had $19,100 outstanding under its unsecured variable-rate Bank Line. This amount represents approximately 13% of the Company's total liabilities and approximately 5% of the Company's historical cost of real estate owned.

COMPUTER SYSTEMS AND THE MILLENNIUM

As a result of computer programs being written using two digits (rather than four digits) to define the applicable year, many computer systems will not be able to process information beyond December 31, 1999. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. At December 31, 1997, a significant portion of the Company's Local Area Network and Wide Area Network are year 2000 compliant.

The Company is currently evaluating appropriate courses of action, including replacement of certain computer systems, to upgrade its management information hardware and software to meet its current and anticipated future growth requirements. The Company expects to spend approximately $300 by the end of 1998 to acquire a new computer information system that will support planned future growth, increase efficiencies relating to Property Operations. These costs will be recorded as assets and amortized.

Additionally, the Company has commenced a survey of its key tenants, vendors, banks and other parties the Company has significant business dealings with to determine if reliance on these external sources could interrupt Company operations. The Company expects to complete this survey and take corrective action by year-end 1998.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market capitalization of the Company on January 28, 1997 was less than $2.5 billion. As such, the Company will include the information required by
Item 7A in the December 31, 1998 year-end filing with the Commission, pursuant to General Instruction 1 to Item 305 of Regulation S-K.

                         WESTERN INVESTMENT REAL ESTATE TRUST


                               Financial Statements

                                     and

                            Financial Statement Schedule



                                Form 10-K Item 8



                                December 31, 1997

                          WESTERN INVESTMENT REAL ESTATE TRUST
                                 INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Independent Auditors' Report                                                 28

Balance Sheets - December 31, 1997 and 1996                                  29

Statements of Income - For the Years Ended
     December 31, 1997, 1996 and 1995                                        30

Statements of Shareholders' Equity - For the Years Ended
     December 31, 1997, 1996 and 1995                                        31

Statements of Cash Flows - For the Years Ended
     December 31, 1997, 1996 and 1995                                        32

Notes to Financial Statements                                             33-45

Financial Statement Schedule III:  Real Estate and
     Accumulated Depreciation                                             46-47


                         Independent Auditors' Report



To the Trustees and Shareholders
Western Investment Real Estate Trust:


We have audited the financial statements of Western Investment Real Estate Trust (a California real estate investment trust) as listed in the accompanying index. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Investment Real Estate Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         KPMG PEAT MARWICK LLP
San Francisco, California
January 29, 1998

BALANCE SHEETS                                                                WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
ASSETS                                                                                    1997                    1996
                                                                                --------------------------------------------------
                                                                                                 (In thousands)
Real estate investments:
   Real estate properties.......................................................          $392,470               $384,550
   Less accumulated depreciation and amortization...............................           (77,642)               (66,271)
                                                                                        -----------            -----------
                                                                                           314,828                318,279

   Real estate properties held for sale.........................................             5,382                 16,161
   Less accumulated depreciation and amortization...............................            (1,861)                (5,525)
                                                                                       ------------           ------------
                                                                                             3,521                 10,636
                                                                                       -----------             ----------
      Net real estate investments...............................................           318,349                328,915

Cash and cash equivalents.......................................................             1,463                    952
Accounts receivable, acquisition deposits, and other assets.....................            16,636                  7,551
Deferred debt issuance costs, net...............................................             1,073                  2,211
                                                                                       -----------            -----------
                                                                                          $337,521               $339,629
                                                                                       -----------            -----------
                                                                                       -----------            -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line.......................................................................         $  19,100                $32,250
Convertible debentures (note 7).................................................               ---                 61,310
Senior notes, net (note 7)......................................................           124,766                 49,897
                                                                                         ---------             ----------
                                                                                           143,866                143,457

Interest payable................................................................             2,917                  1,477
Prepaid rents and security deposits.............................................             1,428                  1,554
Other liabilities...............................................................             3,061                  1,193
                                                                                       -----------           ------------

   Total liabilities............................................................           151,272                147,681
                                                                                         ---------             ----------


Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized;
      No shares issued or outstanding:                                                         ---                    ---
   Shares of beneficial interest, no par value,
      unlimited share authorization.
      Issued and outstanding:
      December 31, 1997 - 17,191,860 shares;
      December 31, 1996 - 17,138,432 shares.....................................           242,682                242,054
   Accumulated dividends in excess of net income................................           (56,433)               (50,106)
                                                                                        -----------            -----------

   Commitments and contingencies (notes 4, 7 and 14)

   Total shareholders' equity...................................................           186,249                191,948
                                                                                         ---------              ---------
                                                                                          $337,521               $339,629
                                                                                       -----------            -----------
                                                                                       -----------            -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                                                                      WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------------------------------------------------------
                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                  1997             1996              1995
                                                                          ------------------ ---------------- ----------------
                                                                            (In thousands, except per share and share data)
REVENUES:

   Minimum rents.......................................................           $37,845            $38,241          $37,641
   Percentage rents....................................................               552                649              559
   Recoveries from tenants.............................................             8,093              8,143            7,506
   Other income........................................................             1,061                756              584
                                                                                  -------            -------           ------
Total revenues.........................................................            47,551             47,789           46,290
                                                                                  -------            -------           ------

EXPENSES:

   Interest............................................................            11,511             11,289           11,537
   Property operating costs............................................             8,798              8,933            8,310
   Depreciation and amortization.......................................            11,046             11,264           10,893
   Other operating expenses............................................             3,011              3,481            3,602
   General and administrative..........................................             1,741              1,706            1,691
   Management restructuring charge.....................................             1,842                ---              ---
                                                                                  -------            -------           ------
Total expenses.........................................................            37,949             36,673           36,033
                                                                                  -------            -------           ------

   Income before gains on sales of real estate
      investments and extraordinary item...............................             9,602             11,116           10,257

   Gains on sales of real estate investments...........................             4,898              1,115               47
                                                                                  -------            -------           ------
   Income before extraordinary item....................................            14,500             12,231           10,304

   Extraordinary item - loss on early extinguishment of debt...........           (1,620)                ---              ---
                                                                                  -------            -------           ------

   Net income..........................................................           $12,880            $12,231          $10,304
                                                                                  -------            -------           ------
                                                                                  -------            -------           ------
Basic and diluted earnings per share data:

   Income before gains on sales of real estate
      investments and extraordinary item...............................           $  0.56            $  0.65          $  0.61
                                                                                  -------            -------           ------
                                                                                  -------            -------           ------

   Gains on sales of real estate investments...........................           $  0.28            $  0.07        $    -0-
                                                                                  -------            -------           ------
                                                                                  -------            -------           ------
   Income before extraordinary item....................................           $  0.84            $  0.72          $  0.61
                                                                                  -------            -------           ------
                                                                                  -------            -------           ------
   Extraordinary item - loss on early extinguishment of debt...........           $(0.09)          $    -0-         $    -0-
                                                                                  -------            -------           ------
                                                                                  -------            -------           ------
   Net income..........................................................           $  0.75            $  0.72          $  0.61
                                                                                  -------            -------           ------
                                                                                  -------            -------           ------
Cash dividends paid....................................................           $  1.12            $  1.12          $  1.12
                                                                                  -------            -------           ------
                                                                                  -------            -------           ------
Weighted average number of shares outstanding-Basic....................        17,144,674         17,055,496       16,861,324
                                                                               ----------         ----------       ----------
                                                                               ----------         ----------       ----------
Weighted average number of shares outstanding-Diluted..................        17,158,292         17,068,701       16,861,324
                                                                               ----------         ----------       ----------
                                                                               ----------         ----------       ----------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


STATEMENTS OF SHAREHOLDERS' EQUITY                                                     WESTERN INVESTMENT REAL ESTATE TRUST
---------------------------------------------------------------------------------------------------------------------------

                                       Years Ended December 31, 1997, 1996 and 1995
                                            (In thousands, except share data)



                                                                                            Accumulated
                                                                 Shares of                   Dividends           Total
                                                            Beneficial Interest            in Excess of          Share-
                                                            -------------------                 Net             holders'
                                                         Number             Amount            Income             Equity
                                                         ------             ------            ------             ------
Balance, January 1, 1995.............................    16,734,532           $237,341          $(34,657)          $202,684

Net proceeds from issuance of shares.................        43,575                514               ---                514
Debenture redemptions................................       194,389              2,179               ---              2,179
Net income...........................................           ---                ---            10,304             10,304
Cash dividends paid..................................           ---                ---           (18,882)           (18,882)
                                                     ----------------   --------------         ----------        -----------

Balance, December 31, 1995                               16,972,496            240,034           (43,235)           196,799

Debenture redemptions................................       165,936              2,020               ---              2,020
Net income...........................................           ---                ---            12,231             12,231
Cash dividends paid..................................           ---                ---           (19,102)           (19,102)
                                                     ----------------   --------------        -----------        -----------

Balance, December 31, 1996                               17,138,432            242,054           (50,106)           191,948

Net proceeds from issuance of shares.................        53,160                622               ---                622
Debenture redemptions................................           268                  6               ---                  6
Net income...........................................           ---                ---            12,880             12,880
Cash dividends paid..................................           ---                ---           (19,207)           (19,207)
                                                     ----------------   --------------         ----------        -----------

BALANCE, DECEMBER 31, 1997                               17,191,860           $242,682          $(56,433)          $186,249
                                                     ----------------   --------------         ----------        -----------
                                                     ----------------   --------------         ----------        -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


STATEMENTS OF CASH FLOWS                                                               WESTERN INVESTMENT REAL ESTATE TRUST
---------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                1997               1996           1995
                                                                        ----------------------------------------------------
                                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................       $ 12,880           $ 12,231        $ 10,304
   Adjustments to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization....................................         11,046             11,264          10,893
      Amortization of deferred debt issuance costs.....................            369                365             391
      Gains on sales of real estate investments........................         (4,898)            (1,115)            (47)
      Loss on early extinguishment of debt.............................          1,620                ---             ---
      Increase in accounts receivable and other assets.................           (550)              (279)           (304)
      Increase in deferred rent receivable.............................           (471)              (797)         (1,065)
      (Increase) decrease in interest payable..........................          1,440               (164)            144
      Increase (decrease) in prepaid rents,
         security deposits and other liabilities.......................          1,709                451            (113)
                                                                             ---------           --------        ---------
      Net cash provided by operating activities........................         23,145             21,956          20,203
                                                                             ---------           --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of real estate investments......................         10,135              1,371             168
   Proceeds from sale of marketable securities.........................            ---                234             ---
   Investment in mortgage note receivable..............................         (1,300)               ---             ---
   (Acquisitions) recovery of acquisition costs of real estate
      investments......................................................           (283)                36          (3,278)
   Funds escrowed pending acquisition..................................         (7,117)               ---            (168)
   Improvements of real estate investments:
      Build-to-suit developments.......................................         (1,561)            (4,239)         (1,056)
      New leases.......................................................         (3,264)            (1,707)         (2,544)
      General..........................................................           (666)              (192)           (676)
   Recovery of investment in direct financing leases...................            316                272             236
                                                                             ---------           --------        ---------
      Net cash used in investing activities............................         (3,740)            (4,225)         (7,318)
                                                                             ---------           --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank line...............................................         50,050             40,468          39,650
   Principal payments on bank line.....................................        (63,200)           (37,468)        (34,045)
   Principal payments on real estate loan payable......................            ---             (1,294)            (68)
   Redemption of convertible debentures................................        (61,310)               (40)            (45)
   Net proceeds from issuance of shares................................            628                ---             514
   Net proceeds from senior notes offering.............................         74,145                ---             ---
   Cash dividends paid.................................................        (19,207)           (19,102)        (18,882)
                                                                             ---------           --------        ---------
      Net cash used in financing activities............................        (18,894)           (17,436)        (12,876)
                                                                             ---------           --------        ---------

      Net increase in cash and cash equivalents........................            511                295               9

Cash and cash equivalents, at beginning of period......................            952                657             648
                                                                             ---------           --------        ---------

Cash and cash equivalents, at end of period............................       $  1,463           $    952        $    657
                                                                             ---------           --------        ---------
                                                                             ---------           --------        ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest..............................       $  9,714           $ 11,217        $ 11,030
                                                                              --------          ---------       ---------
                                                                              --------          ---------       ---------


         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         WESTERN INVESTMENT REAL ESTATE TRUST
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share, percentage and per square foot information)


Note 1:       ORGANIZATION AND BASIS OF PRESENTATION AND RECENT ACCOUNTING
              PROUNCEMENTS

(A)  Description of Organization

Founded in 1962, Western Investment Real Estate Trust (The Company) is a self-administered and self-managed real estate investment trust (REIT). As such, the Company engages in ownership, development, construction, acquisition, leasing, marketing and management of neighborhood and community shopping centers, commercial office buildings and industrial properties located in Northern California and Northern Nevada. At December 31, 1997, the Company's real estate portfolio comprised 53 properties, 42 of which were retail properties.

(B)  Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year financial statement amounts and related footnote information have been reclassified to conform with the current year presentation.

(C)  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 130, "REPORTING COMPREHENSIVE INCOME" and FASB No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." These statements are effective for periods beginning after December 15, 1997; as such, the Company will adopt FASB 130 and 131 during the first quarter of 1998. For the year ended December 31, 1997 and 1996, the effect of applying these statements would not have been material.

Note 2:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE INVESTMENTS

Properties comprising real estate investments are carried at the lower of depreciated cost or fair value. Acquisition and development costs, which include fees and costs incurred in acquiring or developing new properties, are capitalized as incurred. Upon completion of acquisition or construction, these costs are depreciated over the useful lives of the respective properties on a straight-line basis. The estimated useful lives for these properties range from 20 to 45 years for buildings and 2 to 31 years for improvements.

The Company has adopted FASB No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." Accordingly, in the normal course of the Company's business, when it determines that a property should be disposed of, the Company will discontinue the periodic depreciation of that property. Additionally, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the recoverability of the carrying value of that property is evaluated. If the sum of the undiscounted, expected future cash flows, exclusive of interest, is less than the carrying value of that asset, a determination of fair value of that asset is made. If the fair value is less than the carrying value of that asset, an impairment charge is recognized. No impairment losses have been recorded in the years ended December 31, 1997, 1996 or 1995.

Included in real estate investments are net investments in two direct financing leases. The net investment comprises the aggregate minimum lease payments to be received over the terms of the leases, plus an estimated residual value, less unearned income.

Expenditures for ordinary maintenance and repairs are expensed as incurred. Significant renovations and improvements that enhance and/or extend the useful life of the property are capitalized and depreciated over its estimated useful life.

LEASING COMMISSIONS AND LEASING-RELATED COSTS

Direct, incremental leasing commissions and leasing related costs are capitalized and amortized over the respective terms of the associated leases. The following table provides a reconciliation of leasing commissions and leasing-related costs:


                                                                             Year Ended December 31,
                                                       --------------------------------------------------------------------
                                                                  1997                   1996                  1995
                                                       --------------------------------------------------------------------
Balance at beginning of year......................              $1,587                 $1,673                $1,484
    Additions.....................................                 366                    350                   501
    Amortization..................................                (323)                  (436)                 (312)
                                                       --------------------------------------------------------------------
Balance at end of year............................              $1,630                 $1,587                $1,673
                                                       --------------------------------------------------------------------
                                                       --------------------------------------------------------------------

RENTAL INCOME

The Company accrues base rental income (minimum contractual lease payments) as earned. Certain of the Company's leases provide for additional rent based on specified percentages of the lessee's revenues. Such percentage-based rental income is recognized during the year based on estimates. The Company recognizes income from deferred rental receivables in accordance with FASB No. 13, "ACCOUNTING FOR LEASES." Deferred rent receivable recognized as income was $471 in 1997, $797 in 1996 and $1,065 in 1995.

CASH EQUIVALENTS

Cash equivalents comprise certain highly liquid investments with original maturities of less than three months.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs comprise the costs incurred in connection with the issuance of debt. These costs are amortized over the term of the associated debt instruments.

Note 3:       REAL ESTATE INVESTMENTS

The following table provides a reconciliation of real estate properties, properties held for sale and the related accumulated depreciation and amortization for each:

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                 1997              1996               1995
                                                                        ----------------------------------------------------
REAL ESTATE PROPERTIES:
   Balance at beginning of year........................................         $384,550         $395,800          $389,094
   Increases:     Acquisitions ........................................              288              ---             3,278
                  Improvements.........................................            4,878            5,788             3,775
                  Properties reclassified from held for sale...........            3,070              ---               ---
   Decreases:     Properties reclassified as held for sale.............              ---          (16,161)              ---
                  Dispositions.........................................              ---             (569)             (111)
                  Recovery of acquisition costs........................              ---              (36)              ---
                  Amortization of direct financing leases..............             (316)            (272)             (236)
                                                                               ---------         --------          --------
   Balance at end of year..............................................         $392,470         $384,550          $395,800
                                                                               ---------         --------          --------
                                                                               ---------         --------          --------
  Accumulated depreciation and amortization:
   Balance at beginning of year........................................         $ 66,271         $ 61,249          $ 50,802
   Increases:     Additions charged to operations......................           10,625           10,722            10,447
                  Accumulated depreciation of properties
                   reclassified from held for sale.....................              746              ---               ---
   Decreases:     Dispositions.........................................              ---             (175)              ---
                  Accumulated depreciation of properties
                   held for sale.......................................              ---           (5,525)              ---
                                                                               ---------         --------          --------
   Balance at end of year..............................................        $  77,642         $ 66,271          $ 61,249
                                                                               ---------         --------          --------
                                                                               ---------         --------          --------
REAL ESTATE PROPERTIES HELD FOR SALE:
   Balance at beginning of year........................................         $ 16,161         $    -0-          $    -0-
   Increases:     Improvements.........................................               29              ---               ---
                  Properties reclassified as held for sale.............               --           16,161               ---
   Decreases:     Properties removed from market.......................           (3,070)             ---               ---
                  Dispositions.........................................           (7,738)             ---               ---
                                                                                ---------        --------          --------
   Balance at end of year..............................................         $  5,382         $ 16,161          $    -0-
                                                                                ---------        --------          --------
                                                                                ---------        --------          --------

  Accumulated depreciation and amortization:
   Balance at beginning of year........................................         $  5,525         $    -0-          $    -0-
   Increases:     Accumulated depreciation of properties
                   reclassified as held for sale.......................              ---            5,525               ---
   Decreases:     Accumulated depreciation of properties
                   removed from market.................................             (746)             ---               ---
                  Dispositions.........................................           (2,918)             ---               ---
                                                                                ---------        --------          --------
   Balance at end of year..............................................         $  1,861         $  5,525          $    -0-
                                                                                ---------        --------          --------
                                                                                ---------        --------          --------

                                      F-8

At December 31, 1997, the Company owned three properties that were held for sale. These properties total 91,000 leasable square feet and have a net aggregate carrying value of $3,521. During the year ended December 31, 1997, Management changed its intention to dispose of two properties. Subsequently, these properties were removed from the "held for sale" classification.

As of December 31, 1997, the Company had no debt that is secured by mortgages on its properties. However, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company has an ownership interest in two properties where the co-owner is obligated under a note that is secured by the property.

Most of the Company's leases require the tenant to be responsible for, or reimburse the Company for liability insurance coverage on the properties. The Company maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

While the Company believes its properties are adequately insured, the Company does not carry earthquake, flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Company's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Company properties could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Company has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

The Company periodically considers the merits of purchasing earthquake insurance. To date the Company has not purchased earthquake insurance because of: (i) the high premiums and deductibles and (ii) the Company's geographically diversified portfolio that reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally consist of relatively new, single-story buildings.

Note 4:       CAPITAL EXPENDITURES

It is the Company's practice to capitalize costs which exceed $4 and are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the twelve months ended December 31, 1997, and 1996 are as follows:

                                                                             Twelve Months Ended December 31,
                                                                    -------------------------------------------------
                                                                               1997                       1996
---------------------------------------------------------------------------------------------------------------------
"Build to Suit" capital improvements...............................           $1,561                      $4,239
Capitalized costs incurred in connection with leasing previously
    UNLEASED space.................................................              142                         169
Capitalized costs incurred in connection with leasing previously
    LEASED space...................................................            3,122                       1,538
Capitalized costs which relate to improvements to common
    areas..........................................................              666                         192
                                                                              ------                      ------
Total capitalized expenditures.....................................           $5,491                      $6,138
                                                                              ------                      ------
                                                                              ------                      ------

Improvements.......................................................           $4,907                      $5,788
Leasing-related costs..............................................              584                         350
                                                                              ------                      ------
Total capitalized expenditures.................................               $5,491                      $6,138
                                                                              ------                      ------
                                                                              ------                      ------

During the year ended December 31, 1997, the Company entered into new leases that obligate the Company to fund leasing commissions, tenant improvements and build-to-suit developments. These obligations relate both to new leases and lease renewals, a portion of which were funded during 1997 and are reflected in the preceding table. In addition, a portion remains an obligation of the Company at December 31, 1997.

The aggregate and per square foot information is as follows:

--------------------------------------------------------------------------------

                                                                        NEW LEASES


                                                                           Tenant                      Leasing
                                        Build to Suit                   Improvements                 Commissions
                                        -------------                   ------------                 -----------
                                                     Per                            Per                          Per
                                    Aggregate       Square        Aggregate        Square        Aggregate      Square
     Property Type                    Amount         Foot          Amount           Foot           Amount        Foot
     -------------                  ---------       ------        ---------        ------        ---------      ------
Shopping Centers and
  Retail Properties                    $1,423      $114.38           $1,658        $11.22             $387       $2.56

Commercial                                ---          ---              ---           ---              ---         ---

Industrial                                ---          ---               13        $ 0.65               32       $1.58

--------------------------------------------------------------------------------

                                                         RENEWAL LEASES

                                             Tenant                           Leasing
                                          Improvements                      Commissions
                                          ------------                      -----------
                                     Per               Per
                                  Aggregate           Square          Aggregate        Square
        Property Type              Amount              Foot             Amount          Foot
        -------------             ---------           ------          ---------        ------
Shopping Centers &
  Retail Properties                 $53               $3.77              $49           $1.07
Commercial                          ---                 ---              ---             ---
Industrial                          ---                 ---              ---             ---

--------------------------------------------------------------------------------


Note 5:       LEASES

Future minimum lease payments scheduled to be received under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows:

          1998                                 $  36,695
          1999                                    34,127
          2000                                    31,605
          2001                                    28,126
          2002                                    25,859
          Thereafter                             212,811
                                                --------
          Total                                 $369,223
                                                --------
                                                --------

Future minimum lease payments scheduled to be received under direct financing leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are as follows:

          1998                                     $  469
          1999                                        212
          2000                                        189
          2001                                        189
          2002                                        189
          Thereafter                                  142
                                                   ------
          Total                                    $1,390
                                                   ------
                                                   ------

At December 31, 1997, the Company's investment in direct financing leases was $1,481, and was calculated by adding the estimated residual value of $383 to the total remaining minimum lease payments of $1,390, less unearned income of $292. The original cost of the properties subject to these direct financing leases is $4,449. Included in other income is income recorded under direct financing leases of $155, $197 and $233 in 1997, 1996 and 1995, respectively.

Note 6:       MAJOR TENANT

Total revenues attributable to leases with Raley's, a grocery and drug retailer, the Company's most significant tenant, were $9,178, $9,382 and $9,009 in 1997, 1996 and 1995, respectively. These amounts represented 19%, 20% and 20% of total revenues during 1997, 1996 and 1995, respectively.

Note 7:       NOTES PAYABLE

BANK LINE OF CREDIT

At December 31, 1997, the Company had $19,100 outstanding under its $55,000 unsecured bank line of credit (the Bank Line). Interest on funds drawn under the Bank Line is LIBOR plus 1.22% and is payable monthly on any outstanding balance. In addition, the Company pays an annual fee of one quarter of one percent (.25%) of the total commitment. The Company is not required to pledge any assets or maintain compensating balances for this line of credit, although the Company has agreed to certain covenants that impose limitations on the incurrence of debt and other restrictions. Additionally, if amounts due under the line of credit are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company intends to renew or replace this facility before it expires on June 30, 2000.

CONVERTIBLE DEBENTURES

In 1988, the Company issued $75,000 of 8% Convertible Debentures due in 2008. On October 27, 1997, following a 30-day notification period, the Company's 8% Convertible Debentures, with a $60,500 principal balance, were redeemed using cash and cash equivalents as well as an advance on the Bank Line. The Company recognized an extraordinary loss of $1,620 from the extinguishment of the Convertible Debentures as a result of the write-off of the related unamortized deferred debt issuance costs.

SENIOR NOTES

In February 1994, the Company sold $50,000 of unsecured Senior Notes (the 1994 Notes) in a public offering. The 1994 Notes are due in 2004 and contain certain covenants that impose limitations on the incurrence of debt and other restrictions. These restrictions include a cap on total borrowings, minimum shareholders' equity and income-coverage requirements. The 1994 Notes are not redeemable prior to maturity.

In September 1997, the Company sold $75,000 of unsecured Senior Notes (the 1997 Notes) in a public offering, comprising $25,000 due 2006, $25,000 due 2008 and $25,000 due 2010. The 1997 Notes were issued under the Company's $150,000 shelf registration. The outstanding balance under the Bank Line was paid off using a portion of the proceeds from the sale of the 1997 Notes. On October 27, 1997, the $60,500 principal balance of Convertible Debentures was redeemed using cash and cash equivalents as well as an advance on the Bank Line.

All Senior Notes outstanding at December 31, 1997 are summarized in the following table:

                      Net Amount        Coupon Interest Rate           Due Date               Years to Maturity
            -----------------------------------------------------------------------------------------------------
                       $  49,911                 7.875%             February  15, 2004                  6
                          24,966                 7.100%             September 15, 2006                  9
                          24,943                 7.200%             September 15, 2008                 11
                          24,946                 7.300%             September 15, 2010                 13
                       ---------
Total/Weighted
  Average              $ 124,766                 7.470%                                                 9
                       ---------                 ------                                                --
                       ---------                 ------                                                --

As of December 31, 1997, the Senior Notes carried "investment grade" ratings from Moody's Investor Service (Baa3) and Standard & Poor's (BBB-).

Note 8:       DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB No. 107 requires disclosure about fair value for all financial instruments. The Company believes that the carrying amount approximates fair value for cash and cash equivalents, the Bank Line, and prepaid rents and security deposits. The fair value of the Company's Convertible Debentures and Senior Notes are based on quoted market prices.

The estimated fair values of the Company's financial instruments as of December 31 are stated in the following table:

                                                                   1997                                  1996
                                                    --------------------------------------------------------------------------
                                                        CARRYING             FAIR            Carrying             Fair
                                                         AMOUNT             VALUE             Amount              Value
                                                    --------------------------------------------------------------------------
Cash and cash equivalents............................   $ 1,463            $ 1,463           $   952            $   952

Bank line ...........................................   $19,100            $19,100           $32,250            $32,250
Convertible debentures ..............................       ---                ---            61,310             61,310
Senior notes ........................................   124,766            125,848            49,897             50,938
Prepaid rents and security deposits..................     1,428              1,428             1,554              1,554

Note 9:       MANAGEMENT RESTRUCTURING CHARGE

During the fourth quarter of 1997, the Company recorded a $1,842 management restructuring charge as a result of changes in management and related compensation arrangements. This non-recurring management restructuring charge of $1,842 principally relates to agreements the Company entered into whereby three individuals agreed to withdraw from the Company's Trustee Emeritus Program and the Death and Disability Program (collectively the Programs). In exchange for agreeing to withdraw from these Programs and relieving the Company and the Program participants from their respective obligations under the Programs, the three individuals will receive annual payments of $60 from the Company for as long as each individual or his eligible spouse lives. The obligation was calculated using a 7% discount rate.

Note 10:      STOCK OPTION PLAN

In May 1988, the Company instituted a non-qualified stock option plan (the
Plan). The purchase price of shares of beneficial interest purchased pursuant to this Plan is to be not less than the fair market value of the shares on the date of grant. Options granted under the Plan, which expire six years from the grant date if not exercised, vest and become exercisable at a rate of 20% per year from the date of grant until completely vested. A total of 300,000 shares of beneficial interest have been authorized under the Plan.

Activity in the Company's share option plan during the three years ended December 31, 1997, is summarized in the following table:

                                                    Shares Available             Options                  Weighted
                                                       for Future              Granted and                Average
                                                     Options Grants            Outstanding             Exercise Price
---------------------------------------------------------------------------------------------------------------------
12/31/94,  Balance                                        38,840                 261,000                   $13.54
---------------------------------------------------------------------------------------------------------------------
                            Exercised                        ---                     ---                      ---
                            Expired                       45,000                 (45,000)                  $17.07
                            Granted                      (33,000)                 33,000                   $11.00
---------------------------------------------------------------------------------------------------------------------
12/31/95,  Balance                                        50,840                 249,000                   $12.57
---------------------------------------------------------------------------------------------------------------------
                            Exercised                        ---                     ---                      ---
                            Expired                        6,000                  (6,000)                  $11.66
                            Granted                      (29,000)                 29,000                   $13.31
---------------------------------------------------------------------------------------------------------------------
12/31/96,  Balance                                        27,840                 272,000                   $12.67
---------------------------------------------------------------------------------------------------------------------
                            Exercised                        ---                 (53,160)                  $11.72
                            Expired                        9,040                  (9,040)                  $12.45
                            Granted                      (36,300)                 36,300                   $13.59
---------------------------------------------------------------------------------------------------------------------
12/31/97,  BALANCE                                           580                 246,100                   $13.02
---------------------------------------------------------------------------------------------------------------------

The following table summarizes information about the Company's fixed price stock options outstanding at December 31, 1997:

                          Options Outstanding                                                      Options Exercisable
------------------------------------------------------------------------------------------  ----------------------------------
                                Number of                 Weighted            Weighted                           Weighted
                                 Options                  Average              average                            average
       Range of              outstanding at              Remaining            exercise                           exercise
   Exercise Prices          December 31, 1997         Contractual life          price           Options            price
------------------------------------------------------------------------------------------------------------------------------

   $11.00 - $13.81               246,100                 3.28 years            $13.02           121,000           $13.09

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted FASB No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," and has elected to continue to follow Accounting Principles Board Opinion 25 to account for stock based compensation and to make the disclosures set forth below as required by FASB No. 123. Consequently, the Company has recorded no compensation costs related to its stock options granted during 1997, 1996 and 1995.

The pro-forma effects on net income and net income per-share data as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans are as follows:

                                         YEAR ENDED                     Year ended                     Year ended
                                      DECEMBER 31, 1997              December 31, 1996              December 31, 1995
                                 ---------------------------------------------------------------------------------------
                                     As         Adjusted           As            Adjusted           As          Adjusted
                                  Reported      Pro-Forma       Reported        Pro-Forma        Reported      Pro-Forma
                                 ----------------------------------------------------------------------------------------
Net Income                        $12,880        $12,852         $12,231         $12,214          $10,304       $10,302
Per share net income               $0.75          $0.75           $0.72           $0.72            $0.61         $0.61

The weighted average fair value per option granted during the year ended December 31, 1997, 1996 and 1995, was $1.58, $1.69 and $1.11, respectively.
The exercise price of options granted was the market price on the date of grant. The following assumptions were used for the options granted in 1997, 1996 and 1995, respectively: risk-free interest rate of 5.86%, 6.05% and 5.80%; forfeiture rate, 8.6%, 7.4% and 6.2%; share-volatility rate, 21.1%, 21.9% and 22.7%; and dividend yield 8.18%, 8.37% and 10.30%.

Note 11:      DIVIDEND REINVESTMENT PLAN

In accordance with the Dividend Reinvestment and Share Purchase Plan adopted by the Company in 1990, $699 in dividend reinvestment proceeds were used to purchase shares in the open market for shareholders during 1997.

During 1996, $706 in dividend reinvestment proceeds were used to purchase shares in the open market for the shareholders.

During 1995, the Company received $514 net of issuance costs and issued 43,575 shares of beneficial interest. Additionally, $184 in dividend reinvestment proceeds were used to purchase shares in the open market for the shareholders in 1995.

Note 12:      EARNINGS PER SHARE

In February 1997, the FASB issued FASB No. 128, "EARNINGS PER SHARE." The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earnings per share. A reconciliation of the denominator used in the calculation of "DILUTED EARNINGS PER SHARE" for the year ended December 31, 1997, 1996 and 1995 is shown below:

                                                                                      Year Ended December 31,
                                                                        ----------------------------------------------------
                                                                               1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding...............................           17,144,674       17,055,496        16,861,324
Plus: Options with exercise prices below year-end
        market price of common stock .............................               13,618           13,205               -0-

                                                                        ----------------------------------------------------
Adjusted weighted average shares outstanding......................           17,158,292       17,068,701        16,861,324

Additionally, during the years 1997, 1996 and 1995, the Company had Convertible Debentures outstanding. The principal balance of all debentures outstanding was redeemed during October 1997. The principal balance of the debentures at December 31, 1996 and 1995 was $61,310 and $63,433, respectively, and was convertible prior to maturity at a conversion price equal to $22.23 per share. Hypothetical conversion of these debentures had the effect of increasing earnings per share for 1997, 1996 and 1995, and as such, conversion was not assumed in the above calculation.

Note 13:      QUARTERLY RESULTS OF OPERATIONS

The following is a summary of quarterly financial information for the last two years:

                                                                                              Quarters
Unaudited                                                      -------------------------------------------------------------
(In thousands, except per share and share data)                       First          Second          Third       Fourth
----------------------------------------------------------------------------------------------------------------------------
1997
----
TOTAL REVENUES................................................        $11,141         $12,304        $11,506     $12,600
                                                                      -------         -------        -------     -------
                                                                      -------         -------        -------     -------
INCOME BEFORE GAINS ON SALES OF REAL
   ESTATE INVESTMENTS AND EXTRAORDINARY ITEM..................        $ 2,789         $ 2,877        $ 2,966     $   970
                                                                      -------         -------        -------     -------
                                                                      -------         -------        -------     -------
NET INCOME....................................................        $ 2,789         $ 4,037        $ 5,703     $   351
                                                                      -------         -------        -------     -------
                                                                      -------         -------        -------     -------
BASIC AND DILUTED EARNINGS PER SHARE..........................          $0.16           $0.24          $0.33       $0.02

DIVIDENDS.....................................................          $0.28           $0.28          $0.28       $0.28
WEIGHTED AVERAGE NUMBER OF SHARES-BASIC.......................     17,138,432      17,138,432     17,139,075  17,162,553
WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED.....................     17,146,080      17,162,114     17,157,978  17,176,171

1996
----
Total revenues................................................        $11,319         $12,222        $11,940     $12,308
                                                                      -------         -------        -------     -------
                                                                      -------         -------        -------     -------
Income before gains on sales of real
   estate investments and extraordinary item..................        $ 2,816         $ 2,837        $ 2,711     $ 2,752
                                                                      -------         -------        -------     -------
                                                                      -------         -------        -------     -------
Net income....................................................        $ 2,816         $ 3,869        $ 2,794     $ 2,752
                                                                      -------         -------        -------     -------
                                                                      -------         -------        -------     -------
Basic and diluted earnings per share..........................          $0.17           $0.23          $0.16       $0.16

Dividends.....................................................          $0.28           $0.28          $0.28       $0.28
Weighted average number of shares-Basic.......................     16,972,496      16,972,496     17,136,774  17,138,432
Weighted average number of shares-Diluted.....................     16,972,867      16,986,322     17,146,182  17,151,637

Note 14:       COMMITMENTS AND CONTINGENCIES

The Company identifies and evaluates prospective investments on a continuous basis. In connection therewith, the Company initiates letters of interest and extends offers on a regular basis. At December 31, 1997, the Company was committed to fund $34,950 of acquisitions.

As of December 31, 1997, the Company has entered into several new leases that call for approximately $795 in future real estate improvements and leasing commissions. The Company expects to pay these expenditures from operating cash flows or from borrowings under the Bank Line.

The Company is routinely involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that such outcomes will not have a material adverse effect on the Company's financial statements.

Investments in real property create a potential for environmental liability on the part of the owner of such real property. If hazardous substances are discovered on or emanating from any of the Company's properties, the Company and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances. The Company carries no insurance coverage expressly for this type of environmental risk.

Note 15: SUBSEQUENT EVENTS

On January 21, 1998, the Company purchased a 214,770 square foot community shopping center located in Modesto, California. The Company acquired this property for $17,500. The Company used $7,117 in proceeds from the recent sale of two properties, drawing on the Bank Line for additional funds.

In late January, 1998, the Company was in the final stages of negotiating a 126,500-square-foot neighborhood shopping center located in Windsor, California. The Company will acquire this property for $20,930. This shopping center will be purchased using funds drawn on the Bank Line and the assumption of a $10,165 existing mortgage. This mortgage will have a fixed interest rate of 7.61%, will be due 2004, and will amortize over 22 years.

The Company expects to close this purchase on February 9, 1998.

WESTERN INVESTMENT REAL ESTATE TRUST
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(DECEMBER 31, 1997
IN THOUSANDS EXCEPT FOR DATES ON CONSTRUCTION AND ACQUISITION AND DEPRECIABLE LIVES)

-----------------------------------------------------------------------------------------------------------------
                Column A                           Column B          Column C                    Column D
-----------------------------------------------------------------------------------------------------------------
                                                                                          Cost capitalized/(sold)
                                                             Initial cost to company    subsequent to acquisition
-----------------------------------------------------------------------------------------------------------------
                                                                        Buildings and
                 Property Name                   Encumbrances  Land     Improvements     Land        Improvements
-----------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Anderson Square, Anderson,  CA                                 1,145        2,125         0               367
Angel's Camp Town Center, Angels Camp,  CA                       580        4,447         0               129
Skypark Plaza Shopping Center, Chico,  CA                      2,854       10,454         0             2,064
Coalinga Shopping Center, Coalinga,  CA                          816        2,144         0               937
Serra Center, Colma,  CA (30% interest)(1)                       433          914         0               347
Mercantile Row Shopping Center, Dinuba,  CA                    1,440        6,208         0                61
Luckys, El Cerrito,  CA                                         $250         $450        $0              $625
Laguna 99 Shopping Center, Elk Grove,  CA                      2,791       11,194         0                (8)
Northridge Shopping Center, Fair Oaks,  CA                     1,666        6,830         0               (69)
Commonwealth Square Shopping Center, Folsom,  CA               3,312       13,022         0               804
Victorian Walk Shopping Center, Fresno,  CA                    1,120        7,356         0               204
Country Gables Shopping Center, Granite Bay,  CA               2,704       12,684         0               659
Pinecreek Shopping Center, Grass Valley,  CA
  (50% interest)(2)                                            2,725        7,966         0               111
Heritage Oak Shopping Center, Gridley,  CA                     1,603        3,597         0               100
Centennial Plaza Shopping Center, Hanford,  CA                 2,225        8,935         0                83
Nob Hill General Stores, Hollister,  CA                          960        3,869         0                 0
Plaza 580 Shopping Center, Livermore,  CA                      2,941       11,768       403               674
Canal Farms Shopping Center, Los Banos,  CA                    1,180        6,904         0               594
Mission Ridge Shopping Center, Manteca,  CA                    2,373        9,552         0               153
Kmart, Napa,  CA
Nob Hill General Stores, Newman,  CA                             626        2,535         0                 0
Currier Square Shopping Center, Oroville,  CA                  2,025        7,203         0               743
Eastridge Plaza Shopping Center, Porterville,  CA                939        4,390         0                60
Belle Mill Landing, Red Bluff,  CA                             2,247        6,043         0             1,866
Cobblestone Shopping Center, Redding,  CA                      2,375        7,969         0               185
Kmart Center, Sacramento,  CA                                  1,875        3,116         0               570
Elverta Crossing Shopping Center, Sacramento,  CA              3,370        7,477         0               671
Heritage Park Shopping Center, Suisun,  CA                     3,575       12,187         0               385
Heritage Place Shopping Center, Tulare,  CA                    1,427        7,117         0               475
Blossom Valley Plaza, Turlock,  CA                             2,448        8,315         0               411
Ukiah Crossroads Shopping Center, Ukiah,  CA                   1,925        8,119         0               327
Park Place Shopping Center,  Vallejo,  CA                      3,850       11,291       109             1,059
Nob Hill General Stores, Watsonville,  CA                        416        1,084         0                 0
Yreka Junction, Yreka,  CA                                     1,350        5,846       288             1,082
Raley's Shopping Center, Yuba City,  CA                        2,101        5,151         0             1,392
Eagle Station Shopping Center, Carson City,  NV                1,735        7,585         0               168
Elko Junction Shopping Center, Elko,  NV                       2,516        7,631      (184)            6,255
Dodge Center,  Fallon,  NV (3)                                   405        1,595         0                32

------------------------------------------------------------------------------------------------------------------------
                                                                                Column E
------------------------------------------------------------------------------------------------------------------------
                                                             Gross amount at which carried at close of period.
------------------------------------------------------------------------------------------------------------------------
                                                                                         Properties
                                                                                          Operating
                                                                                         under Direct
                                                                      Buildings and        Financing
                                                       Land           Improvements          Leases               Total
------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Anderson Square, Anderson,  CA                          1,145              2,492                                 3,637
Angel's Camp Town Center, Angels Camp,  CA                580              4,576                                 5,156
Skypark Plaza Shopping Center, Chico,  CA               2,854             12,518                                15,372
Coalinga Shopping Center, Coalinga,  CA                   816              3,081                                 3,897
Serra Center, Colma,  CA (30% interest)(1)                433              1,261                                 1,694
Mercantile Row Shopping Center, Dinuba,  CA             1,440              6,269                                 7,709
Luckys, El Cerrito,  CA                                  $250             $1,075                                $1,325
Laguna 99 Shopping Center, Elk Grove,  CA               2,791             11,186                                13,977
Northridge Shopping Center, Fair Oaks,  CA              1,666              6,761                                 8,427
Commonwealth Square Shopping Center, Folsom,  CA        3,312             13,826                                17,138
Victorian Walk Shopping Center, Fresno,  CA             1,120              7,560                                 8,680
Country Gables Shopping Center, Granite Bay,  CA        2,704             13,343                                16,047
Pinecreek Shopping Center, Grass Valley,  CA
  (50% interest)(2)                                     2,725              8,077                                10,802
Heritage Oak Shopping Center, Gridley,  CA              1,603              3,697                                 5,300
Centennial Plaza Shopping Center, Hanford,  CA          2,225              9,018                                11,243
Nob Hill General Stores, Hollister,  CA                   960              3,869                                 4,829
Plaza 580 Shopping Center, Livermore,  CA               3,344             12,442                                15,786
Canal Farms Shopping Center, Los Banos,  CA             1,180              7,498                                 8,678
Mission Ridge Shopping Center, Manteca,  CA             2,373              9,705                                12,078
Kmart, Napa,  CA                                                               0                386                386
Nob Hill General Stores, Newman,  CA                      626              2,535                                 3,161
Currier Square Shopping Center, Oroville,  CA           2,025              7,946                                 9,971
Eastridge Plaza Shopping Center, Porterville,  CA         939              4,450                                 5,389
Belle Mill Landing, Red Bluff,  CA                      2,247              7,909                                10,156
Cobblestone Shopping Center, Redding,  CA               2,375              8,154                                10,529
Kmart Center, Sacramento,  CA                           1,875              3,686                                 5,561
Elverta Crossing Shopping Center, Sacramento,  CA       3,370              8,148                                11,518
Heritage Park Shopping Center, Suisun,  CA              3,575             12,572                                16,147
Heritage Place Shopping Center, Tulare,  CA             1,427              7,592                                 9,019
Blossom Valley Plaza, Turlock,  CA                      2,448              8,726                                11,174
Ukiah Crossroads Shopping Center, Ukiah,  CA            1,925              8,446                                10,371
Park Place Shopping Center,  Vallejo,  CA               3,959             12,350                                16,309
Nob Hill General Stores, Watsonville,  CA                 416              1,084                                 1,500
Yreka Junction, Yreka,  CA                              1,638              6,928                                 8,566
Raley's Shopping Center, Yuba City,  CA                 2,101              6,543                                 8,644
Eagle Station Shopping Center, Carson City,  NV         1,735              7,753                                 9,488
Elko Junction Shopping Center, Elko,  NV                2,332             13,886                                16,218
Dodge Center,  Fallon,  NV (3)                            405              1,627                                 2,032

------------------------------------------------------------------------------------------------------------------------
                                                     Column F         Column G           Column H      Column I
------------------------------------------------------------------------------------------------------------------------
                                                                                                    Life on which
                                                                                                    depreciation
                                                                                                    in the latest
                                                                                                        income
                                                    Accumulated         Date of            Date      statement is
                                                    Depreciation     Construction        Acquired       computed
------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Anderson Square, Anderson,  CA                             831          1979                1987          5 to 31
Angel's Camp Town Center, Angels Camp,  CA               1,645          1986                1985          2 to 31
Skypark Plaza Shopping Center, Chico,  CA                3,482        1985/1991             1988          3 to 31
Coalinga Shopping Center, Coalinga,  CA                  1,137          1977                1987          3 to 31
Serra Center, Colma,  CA (30% interest)(1)                 744          1972             1973/1988        8 to 31
Mercantile Row Shopping Center, Dinuba,  CA              1,433          1990                1990          3 to 31
Luckys, El Cerrito,  CA                                    760        1964/1983             1964             31
Laguna 99 Shopping Center, Elk Grove,  CA                1,307          1993                1994          5 to 31
Northridge Shopping Center, Fair Oaks,  CA                 826        1958/1986             1994          5 to 31
Commonwealth Square Shopping Center, Folsom,  CA         3,277        1988/1997             1990          3 to 31
Victorian Walk Shopping Center, Fresno,  CA              2,210          1988                1988          3 to 31
Country Gables Shopping Center, Granite Bay,  CA         2,949          1988                1991          2 to 31
Pinecreek Shopping Center, Grass Valley,  CA
  (50% interest)(2)                                      2,352          1988                1989          5 to 31
Heritage Oak Shopping Center, Gridley,  CA               1,239          1981                1987         10 to 31
Centennial Plaza Shopping Center, Hanford,  CA           1,031          1991                1994          3 to 31
Nob Hill General Stores, Hollister,  CA                    388          1994                1994             31
Plaza 580 Shopping Center, Livermore,  CA                1,393        1993/1996          1994/1996        4 to 31
Canal Farms Shopping Center, Los Banos,  CA              2,350          1988                1986          3 to 32
Mission Ridge Shopping Center, Manteca,  CA              1,109          1993                1994           5 to31
Kmart, Napa,  CA                                           N/A          1964                1966            N/A
Nob Hill General Stores, Newman,  CA                       235          1995                1995             31
Currier Square Shopping Center, Oroville,  CA            2,175        1969/1989             1989          5 to 31
Eastridge Plaza Shopping Center, Porterville,  CA        1,604          1985                1985          3 to 35
Belle Mill Landing, Red Bluff,  CA                       2,365     1982/1987/1994           1987          3 to 31
Cobblestone Shopping Center, Redding,  CA                2,548          1984                1988          3 to 31
Kmart Center, Sacramento,  CA                            1,304        1964/1986             1986          4 to 31
Elverta Crossing Shopping Center, Sacramento,  CA        1,698        1991/1993             1990          3 to 31
Heritage Park Shopping Center, Suisun,  CA               3,112          1989                1990           3 to31
Heritage Place Shopping Center, Tulare,  CA              2,591          1986                1987          5 to 31
Blossom Valley Plaza, Turlock,  CA                       2,077        1988/1991             1990          3 to 31
Ukiah Crossroads Shopping Center, Ukiah,  CA             2,364          1986                1989          3 to 31
Park Place Shopping Center,  Vallejo,  CA                3,031          1987                1990          4 to 31
Nob Hill General Stores, Watsonville,  CA                  664          1982                1982             25
Yreka Junction, Yreka,  CA                               1,838        1984/1997          1990/1997        5 to 31
Raley's Shopping Center, Yuba City,  CA                  1,913        1963/1984             1986          5 to 40
Eagle Station Shopping Center, Carson City,  NV          2,093          1982                1989          3 to 31
                                                                    1986/1991/1994
Elko Junction Shopping Center, Elko,  NV                 2,479        1996/1997           1988/1993       5 to 31
Dodge Center,  Fallon,  NV (3)                           1,224          1976                1977         24 to 31

continued on next page


--------------------------------------------------------------------------------------------------------------------
                Column A                               Column B          Column C                    Column D
--------------------------------------------------------------------------------------------------------------------
                                                                                             Cost capitalized/(sold)
                                                                Initial cost to company    subsequent to acquisition
--------------------------------------------------------------------------------------------------------------------
                                                                           Buildings and
                 Property Name                      Encumbrances  Land     Improvements     Land        Improvements
--------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Raley's Supermarket, Fallon,  NV                                  1,000         3,220        0                 0
Caughlin Ranch Shopping Center, Reno,  NV                         2,950         7,123        0               388
North Hills Shopping Center, Reno,  NV                            5,406         6,911        0                71
West Town, Winnemuca,  NV                                           130         3,386        0                 0
                                                      ----------------------------------------------------------
                    Total Shopping Center/Retail           0     77,809       265,713      616            23,975

Industrial
----------
Viking Freight Systems, Santa Clara,  CA                            548             0        0                 0
Old Dominion, Commerce City,  CO (3)                                278           648        0               276
                                                      ----------------------------------------------------------
                    Total Industrial                       0        826           648        0               276

Commercial
----------
Coast Savings & Loan, Cupertino,  CA                                615           845        0                 0
Heald Business College, Milpitas,  CA                               979         6,020        0               684
Coast Savings & Loan, Monterey,  CA                                 911         2,189        0                 0
Redwood II, Petaluma,  CA                                         1,017         3,052        0                 0
Coast Savings & Loan, Salinas,  CA (3)                              516         1,632        0                 0
Coast Savings & Loan (Market St), San Francisco,  CA                873         1,068        0                 0
Coast Savings & Loan (Taraval St), San Francisco,  CA               366         1,824        0                 0
3450 California St., San Francisco,  CA                           1,450         1,159        0               279
Coast Savings & Loan, Santa Cruz,  CA                               205           823        0                 0
                                                      ----------------------------------------------------------
                    Total Commercial                       0      6,932        18,612        0               963
                                                      ----------------------------------------------------------
                    Total All Properties                  $0    $85,567      $284,973     $616           $25,214
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                                                                                Column E
-----------------------------------------------------------------------------------------------------------------------
                                                             Gross amount at which carried at close of period.
-----------------------------------------------------------------------------------------------------------------------
                                                                                         Properties
                                                                                          Operating
                                                                                         under Direct
                                                                      Buildings and        Financing
                                                       Land           Improvements          Leases               Total
-----------------------------------------------------------------------------------------------------------------------
Raley's Supermarket, Fallon,  NV                         1,000              3,220                                 4,220
Caughlin Ranch Shopping Center, Reno,  NV                2,950              7,511                                10,461
North Hills Shopping Center, Reno,  NV                   5,406              6,982                                12,388
West Town, Winnemuca,  NV                                  130              3,386                                 3,516
                                                      -----------------------------------------------------------------
                  Total Shopping Center/Retail          78,425            289,688                386            368,499

Industrial
----------
Viking Freight Systems, Santa Clara,  CA                   548                  0              1,096              1,644
Old Dominion, Commerce City,  CO (3)                       278                924                                 1,202
                                                      -----------------------------------------------------------------
                    Total Industrial                       826                924              1,096              2,846

Commercial
----------
Coast Savings & Loan, Cupertino,  CA                       615                845                                 1,460
Heald Business College, Milpitas,  CA                      979              6,704                                 7,683
Coast Savings & Loan, Monterey,  CA                        911              2,189                                 3,100
Redwood II, Petaluma,  CA                                1,017              3,052                                 4,069
Coast Savings & Loan, Salinas,  CA (3)                     516              1,632                                 2,148
Coast Savings & Loan (Market St), San Francisco,  CA       873              1,068                                 1,941
Coast Savings & Loan (Taraval St), San Francisco,  CA      366              1,824                                 2,190
3450 California St., San Francisco,  CA                  1,450              1,438                                 2,888
Coast Savings & Loan, Santa Cruz,  CA                      205                823                                 1,028
                                                      -----------------------------------------------------------------
                    Total Commercial                     6,932             19,575                  0             26,507

                                                      ------------------------------------------------------------------
                    Total All Properties               $86,183           $310,187             $1,482            $397,852
                                                      ------------------------------------------------------------------
                                                      ------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                     Column F         Column G           Column H      Column I
------------------------------------------------------------------------------------------------------------------------
                                                                                                      Life on which
                                                                                                      depreciation
                                                                                                      in the latest
                                                                                                          income
                                                       Accumulated        Date of            Date      statement is
                                                       Depreciation    Construction        Acquired       computed
------------------------------------------------------------------------------------------------------------------------
Shopping Center/Retail
----------------------
Raley's Supermarket, Fallon,  NV                            718            1991                1991             31
Caughlin Ranch Shopping Center, Reno,  NV                 1,624          1990/1991             1990           3 to 31
North Hills Shopping Center, Reno,  NV                    2,175            1986             1988/1993         3 to 31
West Town, Winnemuca,  NV                                 1,755          1978/1991             1978          25 to 31
                                                     ----------
                    Total Shopping Center/Retail         72,050

Industrial
----------
Viking Freight Systems, Santa Clara,  CA                    N/A            1978                1978            N/A
Old Dominion, Commerce City,  CO (3)                        208            1984                1984          24 to 35
                                                     ----------
                    Total Industrial                        208

Commercial
----------
Coast Savings & Loan, Cupertino,  CA                        414            1980                1985             25
Heald Business College, Milpitas,  CA                     2,189            1987                1987          10 to 31
Coast Savings & Loan, Monterey,  CA                       1,051            1963                1985             25
Redwood II, Petaluma,  CA                                   870            1985                1989             31
Coast Savings & Loan, Salinas,  CA (3)                      429            1937                1986             40
Coast Savings & Loan (Market St), San Francisco,  CA        513            1964                1986             25
Coast Savings & Loan (Taraval St), San Francisco,  CA       876            1975                1985             25
3450 California St., San Francisco,  CA                     665          1957/1987             1987          10 to 31
Coast Savings & Loan, Santa Cruz,  CA                       238            1980                1986             40
                                                     ----------
                    Total Commercial                      7,245

                                                     ----------
                    Total All Properties                $79,503
                                                     ----------
                                                     ----------

(1) Serra Center is encumbered by a note and deed of trust under which the 70% co-owner in the borrower.

(2) Pinecreek is encumbered by a note and deed of trust under which the 50% co-owner is the borrower.

(3)  The Trust is holding this property for sale.

(4) The aggregate cost or adjusted basis of rental property for federal income tax purposes reconciles to the amount reflected in the financial statements at December 31, 1997 as follows:

           Basis for federal income tax purposes                                          $308,979
           Direct financing leases capitalized for financial reporting purposes            ($3,153)
           Reduction in tax basis for deferred gains on condemnation and other
               sales and discharge of indebtedness                                          $4,301
           Miscellaneous differences                                                           $60
                                                                                           --------
           Financial statement reporting basis                                             $310,187
                                                                                           --------
                                                                                           --------

continued on next page
                                      F-20

WESTERN INVESTMENT REAL ESTATE TRUST
1997 BUILDING IMPROVEMENT AND LEASING RELATED COST ADDITIONS

                                                                                        BUILDING                     LEASING
NAME                                         LOCATION                                 IMPROVEMENT                 RELATED COST
----                                         --------                                 -----------                 ------------
          SHOPPING CENTERS / RETAIL
          -------------------------
ANDERSON SQUARE                              ANDERSON, CA                                    $11                       $3
SKYPARK PLAZA                                CHICO, CA                                       634                       18
COALINGA                                     COALINGA, CA                                     51                        -
SERRA CENTER (30%)                           COLMA, CA                                       297                       16
LAGUNA 99 PLAZA                              ELK GROVE, CA                                     1                       15
NORTHRIDGE                                   FAIR OAKS, CA                                    12                        -
COMMONWEALTH SQUARE                          FOLSOM, CA                                      674                       69
VICTORIAN WALK                               FRESNO, CA                                        5                        2
COUNTRY GABLES                               GRANITE BAY, CA                                 255                       27
PINECREEK (50%)                              GRASS VALLEY, CA                                  0                        6
HERITAGE OAK                                 GRIDLEY, CA                                       7                        5
CENTENNIAL PLAZA                             HANFORD, CA                                       5                        8
PLAZA 580                                    LIVERMORE, CA                                    77                       30
CANAL FARMS                                  LOS BANOS, CA                                    89                       12
MISSION RIDGE PLAZA                          MANTECA, CA                                     120                       18
SAN ANTONIO CENTER                           MOUNTAIN VIEW, CA                                16                        1
CURRIER SQUARE                               OROVILLE, CA                                      4                        2
EASTRIDGE PLAZA                              PORTERVILLE, CA                                   6                        3
BELLE MILL LANDING                           RED BLUFF, CA                                    53                       12
COBBLESTONE                                  REDDING, CA                                      19                       14
ELVERTA CROSSING                             SACRAMENTO, CA                                   32                       23
KMART CENTER                                 SACRAMENTO, CA                                   38                        4
HERITAGE PARK                                SUISUN, CA                                      107                       33
HERITAGE PLACE                               TULARE, CA                                      234                       38
BLOSSOM VALLEY PLAZA                         TURLOCK, CA                                      19                        7
CROSSROADS                                   UKIAH, CA                                         -                        2
PARK PLACE                                   VALLEJO, CA                                      62                       21
YREKA JUNCTION                               YREKA, CA                                       637                       40
RALEY'S CENTER                               YUBA CITY, CA                                   235                        3
EAGLE STATION                                CARSON CITY, NV                                  16                        9
ELKO JUNCTION                                ELKO, NV                                      1,115                       62
CAUGHLIN RANCH                               RENO, NV                                         53                       34
NORTH HILLS                                  RENO, NV                                         10                       11
                                                                                          ------                    -----
       SUBTOTAL - SHOPPING CENTERS / RETAIL                                               $4,894                    $ 548
                                                                                          ------                    -----
       INDUSTRIAL
       ----------

OLD DOMINION FREIGHT                         COMMERCE CITY, CO                                13                       36
                                                                                          ------                    -----

       SUBTOTAL - COMMERCIAL                                                              $   13                    $  36
                                                                                          ------                    -----

                   TOTAL                                                                  $4,907                    $ 584
                                                                                          ------                    -----
                                                                                          ------                    -----

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES.

There have been no disagreements with the independent accountants on the Company's accounting and financial disclosure. Additionally, there has been no change of the independent accountant engaged to audit the Company's financial statements.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Information with respect to the trustees and executive officers of the Company is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Company's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 14, 1998, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated by reference to the sections entitled "Compensation of Trustees", "Compensation of Executive Officers", "Compensation Pursuant to Plans or Arrangements", "Stock Option Grants and Exercises" and "Report of Compensation Committee on Executive Compensation" of the Company's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 14, 1998, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Ownership of Shares" of the Company's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 14, 1998, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company, its employees, officers or trustees are not engaged in any related transactions with the Company. As of December 31, 1997, the Company had not made any loans to its management.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                            Page
                                                                            ----
     (a)    1.  Financial Statements - Included in Item 8
                Report of Independent Certified Public Accountants            28
                Balance Sheets - December 31, 1997 and 1996                   29
                Financial Statements for the Years Ended
                   December 31, 1997, 1996 and 1995:
                       Statements of Income                                   30
                       Statements of Shareholders' Equity                     31
                       Statements of Cash Flows                               32
                       Notes to Financial Statements                       33-35

            2.  Financial Statement Schedule III:  Real Estate and
                Accumulated Depreciation                                   46-47

            3.  Additional Information:  1997 Building Improvement
                and Leasing Related Cost Additions (unaudited)                48


     (b)    1.  Reports on Form 8-K.

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


            (4.5)      Form of Supplemental Indenture relating to the 7.2%
                       Senior Notes (filed as Exhibit 4.6 on Form 8-K, dated September 24, 1997, and incorporated herein by reference).


            (4.6)      Form of Supplemental Indenture relating to the 7.3%
                       Senior Notes (filed as Exhibit 4.7 on Form 8-K, dated September 24, 1997, and incorporated herein by reference.


            (10.1)**   Company's Nonqualified Stock Option Plan (filed as
                       Exhibit 4.2 to Registration Statement on Form S-8 No.
                       33-27016 and incorporated herein by reference).


            (10.2)**   Company's Trustee Emeritus Plan (filed as an
                       Exhibit to Proxy Statement dated March 25, 1986, and incorporated herein by reference.


            (10.3)*    Compensation Agreement

            (23) *     Consent of Independent Certified Public Accountants    52


            (27)       Financial Data Schedule

----------

*        Filed with this report.
**       Management contract or compensatory plan or arrangement.

           Consent of Independent Certified Public Accountants



The Trustees
Western Investment Real Estate Trust:




We consent to incorporation by reference in the registration statement (No. 33-71270) on Form S-3 and the registration statement (No. 33-27016) on Form S-8 of Western Investment Real Estate Trust of our report dated January 29, 1998, relating to the balance sheets of Western Investment Real Estate Trust as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the related financial statement schedule, which report appears in the December 31, 1997, annual report on Form 10-K of Western Investment Real Estate Trust.

                                                         KPMG PEAT MARWICK LLP
San Francisco, California
January 29, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

WESTERN INVESTMENT REAL ESTATE TRUST
(Registrant)

                            By:          /s/ Dennis D. Ryan
                               ------------------------------------------------
                                         Dennis D. Ryan
                                         Executive Vice President,
                                          Chief Financial Officer
Dated: March  30, 1998                    and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title               Date
---------                                   -----               ----
/s/ Chester R. MacPhee, Jr.            Acting Chairman          March  30, 1998
----------------------------             of the Board
Chester R. MacPhee, Jr.                  and Trustee


/s/ Bradley N. Blake                   President, Chief         March 30, 1998
----------------------------             Executive Officer
Bradley N. Blake                         and Trustee


/s/ Dennis D. Ryan                     Executive Vice           March 30, 1998
----------------------------             President, Chief
Dennis D. Ryan                           Financial Officer
                                         and Trustee

/s/ Robert J. McLaughlin               Trustee                  March  30, 1998
----------------------------
Robert J. McLaughlin


/s/ Reginald B. Oliver                 Trustee                  March  30, 1998
----------------------------
Reginald B. Oliver


/s/ James L. Stell                     Trustee                  March  30, 1998
----------------------------
James L. Stell

                                      53