Form 10-Q
period 1998-03-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1998-05-06
CIK 106135

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q



            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                         For the Quarter ended MARCH 31, 1998

                                          OR

           [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number  0-2809


                         WESTERN INVESTMENT REAL ESTATE TRUST
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                                      94-6100058
-----------------------------------------              ------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

3450 CALIFORNIA STREET, SAN FRANCISCO, CA                       94118
-----------------------------------------              ------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (415) 929-0211
                                                       ------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X            No
                                                  -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Shares of Beneficial Interest, No Par Value - 17,204,313 shares as of March 31, 1998

                         WESTERN INVESTMENT REAL ESTATE TRUST

                                    INDEX TO 10-Q

                                                                                   Page
                                                                                   ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited)                                            3

          Balance Sheets - March 31, 1998, and December 31, 1997                      4

          Statements of Income - Three months ended March 31, 1998, and 1997          5

          Statements of Shareholders' Equity - Three months ended March 31, 1998,     6
            and year ended December 31, 1997

          Statements of Cash Flows - Three months ended March 31, 1998, and 1997      7

          Notes to Financial Statements                                            8-12


Item 2.   Management's Discussion and Analysis of Financial                       13-15
            Condition and Results of Operations


Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 16


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                          17

Item 2.   Changes in Securities and Use of Proceeds                                  17

Item 3.   Defaults upon Senior Securities                                            17

Item 4.   Submission of Matters to a Vote of Security Holders                        17

Item 5.   Other Information                                                          17

Item 6.   Exhibits and Reports on Form 8-K                                        17-28

SIGNATURE                                                                            29

                            PART I.  FINANCIAL INFORMATION


BALANCE SHEETS                                                  WESTERN INVESTMENT REAL ESTATE TRUST
-----------------------------------------------------------------------------------------------------
(Unaudited)
                                                                      MARCH 31,        December 31,
ASSETS                                                                  1998               1997
                                                                 ------------------------------------
                                                                   (In thousands, except share data)
Real estate investments:
   Real estate properties . . . . . . . . . . . . . . . . . .           $431,310            $392,470
   Less accumulated depreciation and amortization . . . . . .            (80,572)            (77,642)
                                                                        --------            --------
                                                                         350,738             314,828

   Real estate properties held for sale . . . . . . . . . . .              5,382               5,382
   Less accumulated depreciation and amortization . . . . . .             (1,861)             (1,861)
                                                                        --------            --------
                                                                           3,521               3,521

    Mortgage notes receivable . . . . . . . . . . . . . . . .              1,285                  --
                                                                        --------            --------
    Net real estate investments . . . . . . . . . . . . . . .            355,544             318,349

Cash and cash equivalents . . . . . . . . . . . . . . . . . .                842               1,463
Accounts receivable and other assets. . . . . . . . . . . . .              8,821              16,636
Deferred long-term debt issuance costs, net . . . . . . . . .              1,191               1,073
                                                                        --------            --------
                                                                        $366,398            $337,521
                                                                        --------            --------
                                                                        --------            --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit . . . . . . . . . . . . . . . . . . . . .           $ 41,600            $ 19,100
Senior notes, net . . . . . . . . . . . . . . . . . . . . . .            124,773             124,766
Mortgage Payable. . . . . . . . . . . . . . . . . . . . . . .             10,150                  --
                                                                        --------            --------
                                                                         176,523             143,866

Interest payable. . . . . . . . . . . . . . . . . . . . . . .                890               2,917
Prepaid rents and security deposits . . . . . . . . . . . . .              1,796               1,428
Other liabilities . . . . . . . . . . . . . . . . . . . . . .              3,980               3,061
                                                                        --------            --------

   Total liabilities. . . . . . . . . . . . . . . . . . . . .            183,189             151,272
                                                                        --------            --------
                                                                        --------            --------

Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding.. . . . . . . . . . . .                 --                  --
   Shares of beneficial interest, no par value,
      Unlimited share authorization.
      Issued and outstanding:
      March 31, 1998 - 17,204,313 shares
      December 31, 1997 - 17,191,860 shares . . . . . . . . .            242,065             242,682
   Accumulated dividends in excess of net income. . . . . . .            (58,856)            (56,433)
                                                                        --------            --------

   Commitments and contingencies (Note C,  E and  F)

   Total shareholders' equity . . . . . . . . . . . . . . . .            183,209             186,249
                                                                        --------            --------
                                                                        $366,398            $337,521
                                                                        --------            --------
                                                                        --------            --------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                                             WESTERN INVESTMENT REAL ESTATE TRUST
-----------------------------------------------------------------------------------------------------
(Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                                   ---------
                                                                           1998                1997
                                                            -----------------------------------------------
                                                            (In thousands, except share and per share data)
REVENUES:
   Minimum rents. . . . . . . . . . . . . . . . . . . . . . .        $    10,050         $     9,378
   Percentage rents . . . . . . . . . . . . . . . . . . . . .                214                 167
   Recoveries from tenants. . . . . . . . . . . . . . . . . .              1,448               1,498
   Other income . . . . . . . . . . . . . . . . . . . . . . .                160                  98
                                                                     -----------         -----------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . .             11,872              11,141
                                                                     -----------         -----------

EXPENSES:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . .              2,949               2,816
   Property operating costs . . . . . . . . . . . . . . . . .              1,571               1,595
   Depreciation and amortization. . . . . . . . . . . . . . .              3,047               2,727
   Other operating expenses . . . . . . . . . . . . . . . . .                995                 732
   General and administrative . . . . . . . . . . . . . . . .                919                 482
                                                                     -----------         -----------
   Total expenses . . . . . . . . . . . . . . . . . . . . . .              9,481               8,352
                                                                     -----------         -----------
   Net income . . . . . . . . . . . . . . . . . . . . . . . .        $     2,391         $     2,789
                                                                     -----------         -----------
                                                                     -----------         -----------

Basic and diluted earnings per share data:
   Net income . . . . . . . . . . . . . . . . . . . . . . . .        $      0.14         $      0.16
                                                                     -----------         -----------

   Cash dividends paid. . . . . . . . . . . . . . . . . . . .        $      0.28         $      0.28
                                                                     -----------         -----------

Weighted average number of shares outstanding--Basic  . . . .         17,194,402          17,138,432
                                                                     -----------         -----------

Weighted average number of shares outstanding--Diluted. . . .         17,266,092          17,146,080
                                                                     -----------         -----------

     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


STATEMENTS OF SHAREHOLDERS' EQUITY                               WESTERN INVESTMENT REAL ESTATE TRUST
-----------------------------------------------------------------------------------------------------
(Unaudited)

                                  Three Months Ended March 31, 1998,
                                   and Year Ended December 31, 1997
                                   (In thousands, except share data)

                                                                        Accumulated
                                                   Shares of             Dividends             Total
                                               Beneficial Interest      in Excess of           Share-
                                            ------------------------        Net               holders'
                                             Number          Amount        Income              Equity
                                            -----------------------------------------------------------
Balance, January 1, 1997. . . . . . . . .   17,138,432      $242,054      $(50,106)            $191,948

Net proceeds from issuance of shares. . .       53,160           622            --                  622
Debenture redemptions . . . . . . . . . .          268             6            --                    6
Net income. . . . . . . . . . . . . . . .           --            --        12,880               12,880
Cash dividends paid . . . . . . . . . . .           --            --       (19,207)             (19,207)
                                            ----------      --------      --------             --------

Balance, December 31, 1997. . . . . . . .   17,191,860       242,682       (56,433)             186,249

Net proceeds from issuance of shares. . .       12,453           182            --                  182
Loans to officers . . . . . . . . . . . .           --          (799)           --                 (799)
Net income. . . . . . . . . . . . . . . .           --            --         2,391                2,391
Cash dividends paid . . . . . . . . . . .           --            --        (4,814)              (4,814)
                                            ----------      --------      --------             --------

BALANCE, MARCH 31, 1998 . . . . . . . . .   17,204,313      $242,065      $(58,856)            $183,209
                                            ----------      --------      --------             --------
                                            ----------      --------      --------             --------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


STATEMENTS OF CASH FLOWS                                         WESTERN INVESTMENT REAL ESTATE TRUST
-----------------------------------------------------------------------------------------------------
(Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                          1998                1997
                                                                       -----------------------------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      $   2,391           $   2,789
   Adjustments to reconcile net income to net cash
           provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .           3,047               2,727
      Amortization of deferred debt issuance costs . . . . . . .              81                  87
      (Increase) Decrease in accounts receivable and other . . .            (691)                264
      Increase in deferred rent receivable . . . . . . . . . . .             (27)                (29)
      Decrease in interest payable . . . . . . . . . . . . . . .          (2,027)               (985)
      Increase in prepaid rents and security deposits
           and other liabilities . . . . . . . . . . . . . . . .           1,287                 411
                                                                      ----------           ---------
      Net cash provided by operating activities. . . . . . . . .           4,061               5,264
                                                                      ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of  real estate investments . . . . . . . . . . .         (28,254)               (283)
   Funds released from escrow. . . . . . . . . . . . . . . . . .           7,117                  --
   Improvements of real estate investments:
      Build-to-suit developments . . . . . . . . . . . . . . . .            (108)               (193)
      New leases . . . . . . . . . . . . . . . . . . . . . . . .            (337)               (478)
      General. . . . . . . . . . . . . . . . . . . . . . . . . .            (226)                (11)
   Recovery of investment in direct financing leases . . . . . .              92                  74
                                                                      ----------           ---------
      Net cash used in investing activities. . . . . . . . . . .         (21,716)               (891)
                                                                      ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank line of credit . . . . . . . . . . . . . . .          31,300               7,900
   Principal payments on bank line of credit . . . . . . . . . .          (8,800)             (7,450)
   Principal payments on mortgage note payable . . . . . . . . .             (15)                 --
   Loans to officers . . . . . . . . . . . . . . . . . . . . . .            (799)                 --
   Net proceeds from issuance of shares. . . . . . . . . . . . .             182                  --
   Senior notes issuance costs . . . . . . . . . . . . . . . . .             (20)                 --
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . .          (4,814)             (4,799)
                                                                      ----------           ---------
      Net cash provided by (used in) financing activities. . . .          17,034              (4,349)
                                                                      ----------           ---------

      Net (decrease) increase in cash and cash equivalents . . .            (621)                 24

   Cash and cash equivalents, at the beginning of  period. . . .           1,463                 952
                                                                      ----------           ---------

   Cash and cash equivalents, at the end of period . . . . . . .      $      842           $     976
                                                                      ----------           ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest. . . . . . . . . . .      $    4,913           $   3,716
                                                                      ----------           ---------

NON CASH FINANCING ACTIVITIES:
   Real estate acquisition debt. . . . . . . . . . . . . . . . .      $   10,266           $      --
                                                                      ----------           ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        WESTERN INVESTMENT REAL ESTATE  TRUST

                            Notes to Financial Statements

                                    March 31, 1998
                                     (Unaudited)



Note A:   ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING
PRONOUNCEMENTS

(A)     DESCRIPTION OF ORGANIZATION

Western Investment Real Estate Trust, is a self-administered and self-managed real estate investment trust (REIT). As such, the Company engages in ownership, development, construction, acquisition, leasing, marketing and management of neighborhood and community shopping centers, commercial office buildings and industrial properties located in Northern California and Northern Nevada. At March 31, 1998, the Company's real estate portfolio was comprised of 55 properties, 44 of which were retail properties.

(B)      BASIS OF PRESENTATION AND USE OF ESTIMATES

The financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

(C)      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Financial Accounting Statement No. 130 (SFAS
130), REPORTING COMPREHENSIVE INCOME. The Company has adopted SFAS 130 for reporting total comprehensive income in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company will adopt SFAS 131 in the year-end 1998 financial statements, the effective date of SFAS 131. In February 1998, the FASB issued Financial Accounting Statement No. 132 (SFAS 132), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS. The Company will adopt SFAS 132 in the year-end 1998 financial statements, the effective date of SFAS 132. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

NOTE B:   REAL ESTATE INVESTMENTS

At March 31, 1998, the Company owned 55 properties, totaling 5.1 million leasable square feet. Included in this total are three properties, which were held for sale and total 91,000 leasable square feet.

During the quarter ended March 31, 1998, the Company acquired two community shopping centers in California. Century Center, a 214,770 square foot community shopping center, located in Modesto was acquired for $17.5 million and Lakewood Village, a 126,500 square foot community shopping center located in Windsor was purchased for $20.9 million. The Company financed these acquisitions with $7.1 million of tax-deferred exchange proceeds, advances under its line of credit and the assumption of a $10.2 million existing mortgage.

Additionally, during the quarter ended March 31, 1998, the Company signed a 10-year lease on its commercial property located in Petaluma, California.

Occupancy percentages for the Company's portfolios are as follows:

                       March 31, 1998     December 31, 1997    March 31, 1997
                       --------------     -----------------    --------------
 Retail                       92.7%               92.7%               94.1%
 Commercial                   94.2%               76.2%               74.9%
 Industrial                  100.0%              100.0%              100.0%

 Overall Occupancy            92.9%               92.2%               93.5%

Occupancy percentage is based on square footage leased as a percent of total leasable square feet. Commercial and industrial leasable square footage represents 4% and 2%, respectively, of the Company's total leasable square footage.

Note C:  CAPITAL EXPENDITURES

It is the Company's practice to capitalize certain costs, which exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three months ended March 31, 1998, and 1997 are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                          1998           1997
                                                        ----------------------
                                                              (In thousands)
     "Build to Suit" capital improvements. . . . . . .   $108            $193
     Capitalized costs incurred in connection with
        leasing previously UNLEASED space. . . . . . .     32              97
     Capitalized costs incurred in connection with
       leasing previously LEASED space . . . . . . . .    305             381
     Capitalized costs which relate to
       improvements to common areas. . . . . . . . . .    226              11
                                                         ----            ----
     Total Capitalized expenditures. . . . . . . . . .   $671            $682
                                                         ----            ----
                                                         ----            ----

     Improvements. . . . . . . . . . . . . . . . . . .   $507            $557
     Leasing-related costs . . . . . . . . . . . . . .    164             125
                                                         ----            ----
     Total capitalized expenditures. . . . . . . . . .   $671            $682
                                                         ----            ----
                                                         ----            ----



During the three months ended March 31, 1998, the Company entered into leases that obligate the Company to fund certain leasing commissions and property improvements. These obligations relate to both new leases and lease renewals, a portion of which was paid and capitalized during the quarter ended March 31, 1998, and is reflected in the preceding table.

The aggregate and per-square-foot information representing all the leases the company executed during the quarter is as follows:

-------------------------------------------------------------------------------

                           Capitalized Expenditures Associated with New Leases
                           ----------------------------------------------------

                                     Tenant                    Leasing
 Property Type                    Improvements               Commissions
 -------------            --------------------------- ------------------------
                                             Per                        Per
                            Aggregate      Square       Aggregate      Square
                              Amount        Foot         Amount         Foot
                          ------------- ------------  ------------  -----------
 Shopping Centers &
      Retail Properties      $440,350      $14.48        $90,614       $2.18

 Commercial Properties       675,145        21.17        173,641        5.44


-------------------------------------------------------------------------------

                         Capitalized Expenditures Associated with Lease Renewals
                         -------------------------------------------------------

                                     Tenant                    Leasing
 Property Type                    Improvements               Commissions
 -------------            --------------------------- ------------------------
                                             Per                        Per
                            Aggregate      Square       Aggregate      Square
                              Amount        Foot         Amount         Foot
                          ------------- ------------   -----------  -----------
 Shopping Centers &
      Retail Properties        $42,000      $9.80          $40,768     $1.04

-------------------------------------------------------------------------------

Note D:   DIVIDEND REINVESTMENT PLAN AND STOCK OPTION PLAN

In accordance with the Company's Dividend Reinvestment Plan, the Company received $166,000 and issued 11,053 shares of beneficial interest during the quarter ended March 31, 1998.

Additionally, during the quarter ended March 31, 1998, 1,400 options previously granted under the Company's non-qualified stock option plan were exercised. The average exercise price was $11.46 per share.

Note E:   LOANS TO OFFICERS

The Board of Trustees approved loans totaling $1.3 million to the Company's Chief Executive Officer; Chief Financial Officer; Senior Vice President, Investments and Senior Vice President, Operations. The loans bear interest at a rate of 5.58%, are recourse and are secured by a pledge of certain shares of beneficial ownership of the Company.

At March 31, 1998 the outstanding balance of these loans was $799,000.


Note F:   MORTGAGE NOTE RECEIVABLE

As of March 31, 1998 the Company held one mortgage note receivable representing a 10-year note received when the Company sold its Concord, California, property in August, 1997. For the first five-year period, the note carries a fixed interest rate of 8.5%, after which the interest rate is fixed at 9.0% for the next five year period.

Note G:   SUBSEQUENT EVENTS

On April 28, 1998, the Company increased its unsecured bank line of credit to $75 million from $55 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


CAUTIONARY STATEMENTS

The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail, commercial or industrial businesses in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with significant tenants including the potential adverse impact should the significant tenant experience financial difficulties; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risk associated with real estate ownership, such as the potential adverse impact of environmental contamination or changes in the local economic climate on the revenues and the value of the Company's properties.


LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows provided by operations and other sources available to the Company will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT qualification requirements. Cash on hand, borrowings under the existing bank line of credit, as well as other debt and equity alternatives, will be used to provide the funds necessary to achieve future growth.

The Company's agreements executed in connection with the Company's senior notes and its bank line of credit contain certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of additional debt and other restrictions on the Company.

As of March 31, 1998, the Company's aggregate outstanding indebtedness of $176,523,000 consisted of $124,773,000 in fixed rate, long-term, unsecured senior notes, $41,600,000 of borrowings under the Company's variable rate, unsecured bank line and $10,150,000 fixed-rate loan secured by the Company's Windsor property.

In connection with the redevelopment of a property located in Walnut Creek, California, the Company has obtained an irrevocable standby letter of credit in the amount of $3,336,000 from one of the lenders with which the Company has its line of credit. The availability under the line of credit is reduced by the amount of the letter of credit. This letter of credit expires April 30, 2006.

As of March 31, 1998, the Company had $10 million available under its $55 million bank line of credit. On April 28, 1998, the Company increased its unsecured bank line of credit to $75 million. This facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is LIBOR plus 1.22%. The bank line of credit expires June 30, 2000, at which time the Company intends to replace or renew it.


COMMITMENTS AND CONTINGENCIES

As of March 31, 1998, the Company had commitments under several new leases which will result in expenditures of approximately $2.2 million in real estate improvements and leasing commissions.


FUNDS FROM OPERATIONS

Industry analysts and the Company consider Funds from Operations (FFO) to be an alternate measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, the Company, along with most industry investors, considers presentation of operating results for real estate companies that use historical cost accounting to be less than fully informative.

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income calculated in accordance with generally accepted accounting principles (GAAP), plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property. and (ii) extraordinary items. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REIT's may not be comparable to the Company's calculation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated in accordance with NAREIT's guidelines, for the three months ended March 31, 1998 and 1997:

                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                                1998     1997
                                                             ----------------
                                                               (In thousands)
         Net Income. . . . . . . . . . . . . . . . . . . .   $ 2,391   $ 2,789
         Plus: Real property depreciation. . . . . . . . .     2,669     2,445

               Amortization of tenant
                 improvement costs . . . . . . . . . . . .       262       177

               Amortization of leasing-related costs . . .        92        77
                                                             -------   -------
         Funds From Operations . . . . . . . . . . . . . .   $ 5,414   $ 5,488
                                                             -------   -------
                                                             -------   -------


RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND 1997

Net income decreased $398,000 to $2,391,000 for the quarter ended March 31, 1998, a 14% decrease from $2,789,000 for the comparable period in 1997. On a per share basis (calculated using both basic and fully diluted weighted average shares outstanding), net income decreased from $0.16 in 1997 to $0.14 in 1998.

The major components of this decrease were increased (i) general and administrative expenses; (ii) other operating expenses; and (iii) depreciation and amortization; partially offset by increased minimum rents.

General and administrative expense increased $437,000 to $919,000 for the quarter ended March 31, 1998 from $482,000 for the quarter ended March 31, 1997. Other operating expenses increased $263,000 to $995,000 for the quarter ended March 31, 1998 from $732,000 for the comparable quarter in 1997. These increases are due primarily to (i) increased compensation costs associated with changes in senior management and (ii) increased staffing associated with the company's enhanced acquisition capabilities. The Company is in the process of forming an acquisition department and increasing property management staffing to maximize the performance of its portfolio.

Depreciation and amortization increased $320,000 to $3,047,000 for the quarter end March 31, 1998 from $2,727,000 for the comparable quarter in 1997. This increase results primarily from the acquisition of two properties during the first quarter of 1998.

Minimum rent increased $672,000 to $10,050,000 in the first quarter of 1998 from $9,378,000 for the comparable 1997 quarter. This increase results primarily from the acquisition of two properties during the first quarter of 1998.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any derivative financial instruments or derivative commodity instruments.

                            PART  II.  OTHER INFORMATION

                                                                           Page No.
                                                                           --------
Item 1 - 5.    None.

Item 6.   Exhibits and reports on Form 8-K.

     (a)  Exhibits
          (numbered in accordance with Item 601 of Regulation S-K)

          (3) Declaration of Trust, as amended (filed as Exhibit 3.1 to Registration Statement on Form S-3 No. 333-32721 and incorporated herein by reference).

          (4.1)   Form of Indenture relating to the Senior Notes
                  (filed as Exhibit 4.1 to Registration Statement on
                  Form S-3 No. 33-71270 and incorporated herein by reference).

          (4.2)   Form of Senior Notes (filed as Exhibit 4.2 to
                  Registration Statement on Form S-3 No. 33-71270 and incorporated herein by reference).

          (4.3)   Form of Supplemental Indenture relating to the 7.1%
                  Senior Notes (filed as Exhibit 4.5 on Form 8-K, dated September 24, 1997, and incorporated herein by reference).

          (4.4)   Form of Supplemental Indenture relating to the 7.2%
                  Senior Notes (filed as Exhibit 4.6 on Form 8-K, dated September 24, 1997, and incorporated herein by reference).

          (4.5)   Form of Supplemental Indenture relating to the 7.3%
                  Senior Notes (filed as Exhibit 4.7 on Form 8-K, dated September 24, 1997, and incorporated herein by reference).

          (10.1)* Company's Nonqualified Stock Option Plan (filed as
                  Exhibit 4.2 to Registration Statement on Form S-8
                  No. 33-27016 and incorporated herein by reference).

          (10.2)* Company's Trustee Emeritus Plan (filed as an
                  Exhibit to Proxy Statement dated March 25, 1986 and incorporated herein by reference).

          (10.3)* Compensation Agreement (filed as Exhibit 10.3 to
                  Registrant's 10-K for the fiscal year ended
                  December 31, 1997, and incorporated herein by reference.



                                                                           Page No.
                                                                           --------
          (10.4)** Management Contracts                                      18-28

          (27)    Financial Data Schedule.
     -------------
          *  Management contract or compensatory plan or arrangement
          ** Filed with this report

     (b)  Reports on Form 8-K.

          None

January 28, 1998


Mr. Bradley N. Blake
3065 Oakraider Drive
Alamo, CA 94507

Dear Brad:

It is with pleasure that I set forth the negotiated terms of your employment as CEO and President of Western Investment Real Estate Trust as follows:

Effective:               January 28, 1998

Base Annual Salary:      $300,000

Incentive Compensation:  $100,000 guaranteed for first year, payable at completion of 12 months; additionally potential $25,000
                         - $50,000 contingent upon meeting FFO targets as reasonably determined (1998 FFO targets have been determined and agreed to); incentive opportunities will be available for future years.

Employer 401(k)
Contribution:            Match equal to 50% of employee's deferral plus 3%
                         employer discretionary award subject to company performance (match and award limited to first $150,000 of compensation due to IRS rules - current award would equal $9,000)

Stock Options:           250,000 share grant (subject to shareholder approval of
                         increase in size of company option plan or of a new more comprehensive plan); grant to be made effective as of the execution of this agreement at a strike price equal to the daily average as reported by the AMEX on grant date; vesting period to be five years at 20% per year. If for any reason the option plan amendment (or the 1988 stock option plan) is not approved by the shareholders, the company will make a comparable economic value available.

Restricted Stock:        15,000 shares at no payment by employee (subject to
                         shareholder approval of the 1998 stock option plan);
                         vesting period to be three years from date of grant; to vest one-third per year.

Stock Purchase Loan:     To assist employee in purchasing additional shares in
                         the company, employee will receive a $500,000 loan with interest, payable quarterly, at an interest rate equal to the applicable Federal Rate for mid-term obligations; dividends to be paid to employee; loan principal to be payable annually in 20% increments commencing on the third anniversary of the loan. The
                         Board may forgive a portion or all of the remaining principal balance, if company performance measures are met (as set and revised from time to time and as more specifically agreed to by the parties in a separate document).

Medical Benefits:        Premium for employee paid 100% and premium for spouse
                         and children paid 50%.

Section 125 Plan:        Dependent care:  pretax to $5,000 per year
                         Medical expenses:  pretax to $1,200 per year

Vacation:                Four weeks per calendar year

Life Insurance:          Term policy with a benefit of $500,000

Long-term Disability
Insurance:               $2,000 per month benefit

Change of Control:       If employment is terminated by company incident to, or
                         in anticipation of, a Change of Control, then there shall be a severance package to include lump-sum cash payment equal to two (2) times annual salary and cash bonus based on the greater of the prior two years cash compensation (lump-sum payment not to be less than $800,000); all options, restricted stock and other stock subject to vesting will vest 100% as of the date of change of control.

Termination for
Other than Cause:        Severance package to include lump-sum cash payment
                         equal to the prior year salary and cash bonus (lump-sum payment not to be less than $400,000); no acceleration of vesting beyond termination date. The stock purchase loan balance together with any accrued interest will be due and payable in accordance with the terms of the loan documents.

Board Seat:              Company to use best efforts to have employee installed
                         for the duration of his employment as a member of the Board.

Bonus Pro Ration:             In all cases of employment termination other than
                              for cause or related to a Change of Control, bonus will be pro-rated through the date of termination and paid when appropriate information available to determine bonus amount (in addition to any severance benefits).

Additionally, the parties agree to "Definitions" set forth on Exhibit A to this letter and the company acknowledges being made aware in writing of certain pre-existing investments and commitments of employee and approves of same to the extent that they otherwise might represent a conflict of interest.

Effective with your counter signature, the foregoing will be a legally binding agreement.

We look forward to your joining Western.

Sincerely,


s/O. A. Talmage
---------------
O. A. Talmage
Chairman

Accepted and agreed to:


s/ Bradley N. Blake
-------------------
Bradley N. Blake

February 5, 1998


Mr. Gerald Hunt
180 Emerald Dr.
Danville, CA 94526

Dear Jerry:

It is with pleasure that I set forth the terms of your employment as Senior Vice President, Operations of Western Investment Real Estate Trust as follows:

     EFFECTIVE DATE:                    No later than February 23, 1998.

     BASE ANNUAL SALARY:                $150,000.

     INCENTIVE COMPENSATION:            $25,000 guaranteed for first year,
                                        payable at completion of 12 months;
                                        additionally shall receive 15% of the
                                        bonus pool in January 1998 contingent
                                        upon meeting FFO targets as reasonably
                                        determined (1998 FFO targets were
                                        approved by the Board of Trustees on
                                        February 4, 1998); incentive
                                        compensation opportunities will be
                                        available for future years.

     EMPLOYER 401(K) CONTRIBUTION:      Match equal to 50% of employee's
                                        deferral plus 3% employer discretionary
                                        award subject to company performance
                                        (match and award limited to first
                                        $150,000 of compensation due to IRS
                                        rules - current award would equal
                                        $9,000). Under the current plan,
                                        employee's participation would commence
                                        in January 1, 1999.

     STOCK OPTIONS:                     48,000 share grant (subject to
                                        shareholder approval of increase in size of company option plan or of a new more comprehensive plan); grant to be made effective as of the execution of this agreement or February 9, 1998, whichever is later, at a strike price equal to the daily average as reported by the AMEX on grant date; vesting period to be five years at 20% per year. If for any reason the option plan amendment (or the 1998 stock option plan) is not approved by the shareholders, the company will make a comparable economic value available.

     RESTRICTED STOCK:                  7,500 shares at no payment by employee
                                        (subject to shareholder approval of the
                                        1998 stock option plan); vesting period
                                        to be three years from date of grant; to vest one-third per year. If for any reason the option plan amendment (or the 1998 stock option plan) is not approved by the shareholders, the company will make a comparable economic value available.

     STOCK PURCHASE LOAN:               To assist employee in purchasing
                                        additional shares in the company,
                                        employee will receive a $250,000 loan
                                        with interest, payable quarterly, at an
                                        interest rate equal to the applicable
                                        Federal Rate for mid-term obligations;
                                        dividends to be paid to employee; loan
                                        principal to be payable annually in 20%
                                        increments commencing on the third
                                        anniversary of the loan. The Board may
                                        forgive a portion or all of the
                                        remaining principal balance if company
                                        performance measures are met (as set and revised from time to time and as more specifically agreed to by the parties in a separate document).

     MEDICAL BENEFITS:                  Premium for employee paid 100% and
                                        premium for spouse and children paid
                                        50%.

     SECTION 125 PLAN:                  Dependent care: pretax to $5,000 per
                                        year.
                                        Medical expenses: pretax to $1,200 per
                                        year.

     VACATION:                          Three weeks per calendar year.

     LIFE INSURANCE:                    Term policy with a benefit equal to
                                        annual base compensation.

     LONG-TERM DISABILITY INSURANCE:    $2,000 per month benefit.

     Change of Control:                 If employment is terminated by company
                                        incident to, or in anticipation of, a
                                        Change of Control, then there shall be a severance package to include lump-sum cash payment equal to annual salary and cash bonus based on the greater of the prior two years cash compensation
                                        (lump-sum payment not to be less than
                                        $175,000); all options, restricted stock and other stock subject to vesting will vest 100% as of the date of change of control.


Additionally, the parties agree to "Definitions" set forth on Exhibit A to this letter. Western will not announce your hiring to the company or to the public until you have approved of same.

Effective with your countersignature, the foregoing will be a legally binding agreement.

We look forward to your joining Western.

                                                       Sincerely,


                                                       s/ Bradley N. Blake
                                                       -------------------
                                                       Bradley N. Blake
                                                       President & CEO

Accepted and agreed to:



s/ Gerald Hunt                                         2/8/98
--------------------------------------------------------------------------------
Gerald Hunt                                            Date

February 5, 1998



Mr. Josh Smith
2001 Broadway, #405
San Francisco, CA 94115

Dear Josh:

It is with pleasure that I set forth the terms of your employment as Senior Vice President, Investments of Western Investment Real Estate Trust as follows:

     EFFECTIVE DATE:                    No later than February 23, 1998.

     BASE ANNUAL SALARY:                $165,000.

     INCENTIVE COMPENSATION:            $35,000 guaranteed for first year,
                                        payable at completion of 12 months;
                                        additionally shall receive 15% of the
                                        bonus pool in January 1998 contingent
                                        upon meeting FFO targets as reasonably
                                        determined (1998 FFO targets were
                                        approved by the Board of Trustees on
                                        February 4, 1998); incentive
                                        compensation opportunities will be
                                        available for future years.

     EMPLOYER 401(K) CONTRIBUTION:      Match equal to 50% of employee's
                                        deferral plus 3% employer discretionary
                                        award subject to company performance
                                        (match and award limited to first
                                        $150,000 of compensation due to IRS
                                        rules - current award would equal
                                        $9,000). Under the current plan,
                                        employee's participation would commence
                                        in January 1, 1999.

     STOCK OPTIONS:                     48,000 share grant (subject to
                                        shareholder approval of increase in size of company option plan or of a new more comprehensive plan); grant to be made effective as of the execution of this agreement or February 9, 1998, whichever is later, at a strike price equal to the daily average as reported by the AMEX on grant date; vesting period to be five years at 20% per year. If for any reason the option plan amendment (or the 1998 stock option plan) is not approved by the shareholders, the company will make a comparable economic value available.

RESTRICTED STOCK:                       7,500 shares at no payment by employee
                                        (subject to shareholder approval of the
                                        1998 stock option plan); vesting period
                                        to be three years from date of grant; to vest one-third per year. If for any reason the option plan amendment (or the 1998 stock option plan) is not approved by the shareholders, the company will make a comparable economic value available.

STOCK PURCHASE LOAN:                    To assist employee in purchasing
                                        additional shares in the company,
                                        employee will receive a $250,000 loan
                                        with interest, payable quarterly, at an
                                        interest rate equal to the applicable
                                        Federal Rate for mid-term obligations;
                                        dividends to be paid to employee; loan
                                        principal to be payable annually in 20%
                                        increments commencing on the third
                                        anniversary of the loan. The Board may
                                        forgive a portion or all of the
                                        remaining principal balance if company
                                        performance measures are met (as set and revised from time to time and as more specifically agreed to by the parties in a separate document).

MEDICAL BENEFITS:                       Premium for employee paid 100% and
                                        premium for spouse and children paid
                                        50%.

SECTION 125 PLAN:                       Dependent care: pretax to $5,000 per
                                        year.  Medical expenses: pretax to
                                        $1,200 per year.

VACATION:                               Three weeks per calendar year.

LIFE INSURANCE:                         Term policy with a benefit equal to
                                        annual base compensation.

LONG-TERM DISABILITY INSURANCE:         $2,000 per month benefit.

Change of Control:                      If employment is terminated by company
                                        incident to, or in anticipation of, a
                                        Change of Control, then there shall be a severance package to include lump-sum cash payment equal to annual salary and cash bonus based on the greater of the prior two years cash compensation
                                        (lump-sum payment not to be less than
                                        $175,000); all options, restricted stock and other stock subject to vesting will vest 100% as of the date of change of control.


Additionally, the parties agree to "Definitions" set forth on Exhibit A to this letter. Western will not announce your hiring to the company or to the public until you have approved of same.

Effective with your countersignature, the foregoing will be a legally binding agreement.

We look forward to your joining Western.

                                        Sincerely,


                                        s/ Bradley N. Blake
                                        -------------------
                                        Bradley N. Blake
                                        President & CEO

Accepted and agreed to:

s/ Josh Smith                           2/7/98
--------------------------------------------------------------------------------
Josh Smith                              Date

                                     Exhibit "A"


Definitions of certain terms used in the attached employment Letter are as follows:

     1. "Change of Control" will mean each of the following: sale of all or substantially all of the assets of the company; a merger, consolidation, reorganization, or similar event as a result of which the equity holders of the company do not continue to hold, in exchange for their equity interests in the company, a majority of the outstanding voting securities of the successor to the company's business; or the change, in any twelve month period, of a majority of the members of the company's board of trustees, excluding persons elected or appointed to the Board during such twelve month period who are approved by a majority of the persons who were trustees of the company at the start of the twelve month period.

     2. "Termination other than for cause" will mean: (a) termination by the company other than for reason of conviction of a felony, material breach of written contractual commitment, which breach is not cured within 30 days of written notice, or willful failure to perform duties reasonable assigned, which failure is not cured within 30 days of written notice, or willful failure to perform duties reasonable assigned, which failure is not cured within 30 days of written notice; and (b) termination by the employee by reason of reduction in compensation, reduction in responsibilities or change in title; or by reason of required relocation of employee's primary place of business outside of the San Francisco Bay Area.

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

                                       WESTERN INVESTMENT REAL ESTATE TRUST
                                       ------------------------------------
                                                 (Registrant)


                                           By:   s/Dennis D. Ryan
                                              -----------------------------
                                                   Dennis D. Ryan
                                               Executive Vice President,
                                               Chief Financial Officer
                                                      and Trustee


Dated:  May 4, 1998
      -------------