Form 10-Q
period 1998-06-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1998-08-04
CIK 106135

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                     FORM 10-Q



          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter ended JUNE 30, 1998

                                         OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number  0-2809


                        WESTERN INVESTMENT REAL ESTATE TRUST
        -------------------------------------------------------------------

               (Exact name of registrant as specified in its charter)


                  CALIFORNIA                               94-6100058
--------------------------------------------------   ------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

   3450 CALIFORNIA STREET, SAN FRANCISCO, CA                 94118
-------------------------------------------------    ------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:          (415) 929-0211
                                                     ------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes      X           No
                                                      ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


 Shares of Beneficial Interest, No Par Value - 17,204,313 shares as of June 30,
                                      1998

                        WESTERN INVESTMENT REAL ESTATE TRUST

                                   INDEX TO 10-Q


                                                                                       Page
                                                                                       ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited)                                                3

          Balance Sheets - June 30, 1998, and December 31, 1997                           4

          Statements of Income - Three and six months ended June 30, 1998, and 1997       5

          Statements of Shareholders' Equity - Six months ended June 30, 1998,            6
            and year ended December 31, 1997

          Statements of Cash Flows - Six months ended June 30, 1998, and 1997             7

          Notes to Financial Statements                                                8-12


Item 2.   Management's Discussion and Analysis of Financial                           13-15
            Condition and Results of Operations


Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     16


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                              17

Item 2.   Changes in Securities and Use of Proceeds                                      17

Item 3.   Defaults upon Senior Securities                                                17

Item 4.   Submission of Matters to a Vote of Security Holders                            18

Item 5.   Other Information                                                              19

Item 6.   Exhibits and Reports on Form 8-K                                            19-20

SIGNATURE                                                                                21

                           PART I.  FINANCIAL INFORMATION

BALANCE SHEETS                              WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)

                                                                                   JUNE 30,                  December 31,
ASSETS                                                                               1998                        1997
                                                                              -------------------------------------------
                                                                                     (In thousands, except share data)

Real estate investments:
   Real estate properties. . . . . . . . . . . . . . . . . . . . . . . . . .       $431,247                    $392,470
   Less accumulated depreciation and amortization. . . . . . . . . . . . . .        (83,586)                    (77,642)
                                                                                   ---------                   ---------
                                                                                    347,661                     314,828

   Real estate properties held for sale. . . . . . . . . . . . . . . . . . .          5,382                       5,382
   Less accumulated depreciation and amortization. . . . . . . . . . . . . .         (1,861)                     (1,861)
                                                                                   ---------                   ---------
                                                                                      3,521                       3,521

   Mortgage notes receivable . . . . . . . . . . . . . . . . . . . . . . . .          7,502                          --
                                                                                   --------                    ---------
    Net real estate investments. . . . . . . . . . . . . . . . . . . . . . .        358,684                     318,349

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .          1,220                       1,463
Accounts receivable and other assets . . . . . . . . . . . . . . . . . . . .          7,970                      16,636
Deferred long-term debt issuance costs, net. . . . . . . . . . . . . . . . .          1,328                       1,073
                                                                                   --------                    ---------
                                                                                   $369,202                    $337,521
                                                                                   --------                    ---------
                                                                                   --------                    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 45,000                    $ 19,100
Senior notes, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        124,780                     124,766
Mortgage Payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,103                          --
                                                                                   --------                    ---------
                                                                                    179,883                     143,866

Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,052                       2,917
Prepaid rents and security deposits. . . . . . . . . . . . . . . . . . . . .          1,929                       1,428
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,817                       3,061
                                                                                   --------                    ---------

   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .        188,681                     151,272
                                                                                   --------                    ---------

Shareholders' equity:
 Preferred Stock, 2,000,000 shares authorized;
   No shares issued or outstanding.                                                      --                          --
 Shares of beneficial interest, no par value,
   Unlimited share authorization.
   Issued and outstanding:
   June 30, 1998 - 17,204,313 shares
   December 31, 1997 - 17,191,860 shares . . . . . . . . . . . . . . . . . .        241,565                     242,682
 Accumulated dividends in excess of net income . . . . . . . . . . . . . . .        (61,044)                    (56,433)
                                                                                   ---------                   ---------
 Commitments and contingencies (Notes: C,  E and  F)

 Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .        180,521                     186,249
                                                                                   ---------                   ---------
                                                                                   $369,202                    $337,521
                                                                                   ---------                   ---------
                                                                                   ---------                   ---------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                        WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)


                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                           --------                      --------
                                                                     1998           1997           1998           1997
                                                                 -------------------------------------------------------
                                                                       (In thousands, except share and per share data)

REVENUES:
  Minimum rents. . . . . . . . . . . . . . . . . . . . . . . . .    $   10,466     $    9,562     $   20,516     $   18,940
  Percentage rents . . . . . . . . . . . . . . . . . . . . . . .           230            160            444            327
  Recoveries from tenants. . . . . . . . . . . . . . . . . . . .         2,324          2,366          3,772          3,864
  Interest income. . . . . . . . . . . . . . . . . . . . . . . .           114              2            178              5
  Other income . . . . . . . . . . . . . . . . . . . . . . . . .           199            214            295            309
                                                                    ----------     ----------     ----------     ----------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .        13,333         12,304         25,205         23,445
                                                                    ----------     ----------     ----------     ----------

EXPENSES:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,324          2,861          6,273          5,677
  Property operating costs . . . . . . . . . . . . . . . . . . .         2,529          2,596          4,100          4,191
  Depreciation and amortization. . . . . . . . . . . . . . . . .         3,126          2,773          6,173          5,500
  Other operating expenses . . . . . . . . . . . . . . . . . . .         1,027            758          2,022          1,490
  General and administrative . . . . . . . . . . . . . . . . . .           668            439          1,587            921
                                                                    ----------     ----------     ----------     ----------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . .        10,674          9,427         20,155         17,779
                                                                    ----------     ----------     ----------     ----------

  Income before loss or gains on sales of
    real estate investments. . . . . . . . . . . . . . . . . . .         2,659          2,877          5,050          5,666
                                                                    ----------     ----------     ----------     ----------

(Loss) gains on sales of real estate investments. . . . . . . .            (30)         1,160            (30)         1,160
                                                                    -----------    ----------     ----------     ----------

    Net income . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,629     $    4,037     $    5,020     $    6,826
                                                                    ----------     ----------     ----------     ----------
                                                                    ----------     ----------     ----------     ----------

Basic and diluted earnings per share data:

  Income before loss or gains on sales of
    real estate investments. . . . . . . . . . . . . . . . . . .    $     0.15     $     0.17     $     0.29     $     0.33
                                                                    ----------     ----------     ----------     ----------

  (Loss) gains on sales of real estate
       investments . . . . . . . . . . . . . . . . . . . . . . .    $       --     $     0.07     $       --     $     0.07
                                                                    ----------     ----------     ----------     ----------


  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.15     $     0.24     $     0.29     $     0.40
                                                                    ----------     ----------     ----------     ----------


  Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .    $     0.28     $     0.28     $     0.56     $     0.56
                                                                    ----------     ----------     ----------     ----------

Weighted average number of shares outstanding - Basic. . . . . .    17,204,313     17,138,432     17,199,385     17,138,432
                                                                    ----------     ----------     ----------     ----------
Weighted average number of shares outstanding - Diluted. . . . .    17,269,357     17,162,114     17,274,992     17,162,114
                                                                    ----------     ----------     ----------     ----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.
                                       5

STATEMENTS OF SHAREHOLDERS' EQUITY          WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)


                                                      Six Months Ended June 30, 1998,
                                                     and Year Ended December 31, 1997
                                                     (In thousands, except share data)




                                                                                                 Accumulated
                                                                         Shares of                Dividends      Total
                                                                     Beneficial Interest         in Excess of    Share-
                                                                     -------------------             Net         holders'
                                                                   Number           Amount          Income       Equity
                                                                -----------------------------------------------------------

Balance, January 1, 1997 . . . . . . . . . . . . . . . . . . .   17,138,432       $242,054       $(50,106)      $191,948

Net proceeds from issuance of shares . . . . . . . . . . . . .       53,160            622             --            622
Debenture redemptions. . . . . . . . . . . . . . . . . . . . .          268              6             --              6
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .           --             --         12,880         12,880
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .           --             --        (19,207)       (19,207)
                                                                -----------       ---------      ---------     ----------

Balance, December 31, 1997 . . . . . . . . . . . . . . . . . .   17,191,860        242,682        (56,433)       186,249

Net proceeds from issuance of shares . . . . . . . . . . . . .       12,453            182             --            182
Loans to officers. . . . . . . . . . . . . . . . . . . . . . .           --         (1,299)            --         (1,299)
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .           --             --          5,020          5,020
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . .           --             --        ( 9,631)       ( 9,631)
                                                                 ----------       ---------      ---------      ---------

BALANCE, JUNE 30, 1998 . . . . . . . . . . . . . . . . . . . .   17,204,313       $241,565       $(61,044)      $180,521
                                                                 ----------       ---------      ---------      ---------
                                                                 ----------       ---------      ---------      ---------


   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS                    WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)


                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                          --------
                                                                                                    1998           1997
                                                                                                  -----------------------
                                                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,020      $   6,826
    Adjustments to reconcile net income to net cash
          provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,173          5,500
      Amortization of deferred debt issuance costs . . . . . . . . . . . . . . . . . . . . .           171            195
      Loss (gains) on sales of real estate investments . . . . . . . . . . . . . . . . . . .            30         (1,160)
      Decrease in accounts receivable and other assets . . . . . . . . . . . . . . . . . . .           108            441
      Increase in deferred rent receivable . . . . . . . . . . . . . . . . . . . . . . . . .          (103)          (165)
      Increase in interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           135             --
      Increase (decrease) in prepaid rents,
          security deposits and other liabilities. . . . . . . . . . . . . . . . . . . . . .         1,244           (157)
                                                                                                  ---------      ---------
      Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . .        12,778         11,480
                                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of real estate investments . . . . . . . . . . . . . . . . . . . . .           292          1,346
    Investment in mortgage note receivable . . . . . . . . . . . . . . . . . . . . . . . . .        (6,223)            --
    Acquisition of real estate investments . . . . . . . . . . . . . . . . . . . . . . . . .       (28,250)          (283)
    Funds released from escrow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,117             --
    Funds escrowed pending acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . .            --         (1,346)
    Improvements of real estate investments:
      Build-to-suit developments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (108)          (212)
      New leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (814)        (1,150)
      General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (293)           (83)
    Recovery of investments in direct financing leases . . . . . . . . . . . . . . . . . . .           187            152
                                                                                                  ---------       --------
      Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . .       (28,092)        (1,576)
                                                                                                  ---------       --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances on bank line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,850         16,450
    Principal payments on bank line of credit. . . . . . . . . . . . . . . . . . . . . . . .       (18,950)       (15,950)
    Principal payments on mortgage note payable. . . . . . . . . . . . . . . . . . . . . . .           (61)            --
    Loans to officers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,299)            --
    Redemption of convertible debentures . . . . . . . . . . . . . . . . . . . . . . . . . .            --           (785)
    Net proceeds from issuance of shares . . . . . . . . . . . . . . . . . . . . . . . . . .           182             --
    Deferred long term debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . .           (20)            --
    Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,631)        (9,597)
                                                                                                  ---------       --------
      Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . .        15,071         (9,882)
                                                                                                  ---------       --------

      Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . . . .          (243)            22

    Cash and cash equivalents, at the beginning of period. . . . . . . . . . . . . . . . . .         1,463            952
                                                                                                  ---------     ----------

    Cash and cash equivalents, at the end of the period. . . . . . . . . . . . . . . . . . .      $  1,220      $     974
                                                                                                  ---------     ----------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
    Cash paid during the period for interest . . . . . . . . . . . . . . . . . . . . . . . .      $  5,986      $   5,484
                                                                                                  ---------     ----------

  NON CASH FINANCING ACTIVITY:
    Real estate acquisition debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 10,266      $      --
                                                                                                  ---------     ----------

  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                     WESTERN INVESTMENT REAL ESTATE  TRUST

                         Notes to Financial Statements

                                 June 30, 1998
                                  (Unaudited)



Note A: ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

(1)  DESCRIPTION OF ORGANIZATION

Western Investment Real Estate Trust, is a self-administered and self-managed real estate investment trust (REIT). As such, the Company engages in ownership, development, construction, acquisition, leasing, marketing and management of neighborhood and community shopping centers, commercial office buildings and industrial properties located in the Western states. At June 30, 1998, the Company's real estate portfolio was comprised of 55 properties, 44 of which were retail properties.

(2)  BASIS OF PRESENTATION AND USE OF ESTIMATES

The financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 1998, the Emerging Issues Task Force issued EITF 98-9 ACCOUNTING FOR CONTINGENT RENT IN INTERIM FINANCIAL PERIODS. The estimated affect on the second half of 1998 resulting from the adoption of EITF 98-9 will be to delay the recognition of approximately $350,000 of percentage rent until 1999.

Note B: REAL ESTATE INVESTMENTS

At June 30, 1998, the Company owned 55 properties, totaling 5.1 million leasable square feet. Included in this total are three properties, which were held for sale and total 91,000 leasable square feet.

Occupancy percentages for the Company's portfolios are as follows:

                      June 30, 1998    December 31, 1997   June 30, 1997
                      -------------    -----------------   -------------
Shopping centers          92.7%             92.1%              93.3%
Single tenant retail     100.0%            100.0%             100.0%
Commercial                94.4%             76.2%              76.2%
Industrial               100.0%            100.0%              74.1%

Overall Occupancy         93.5%             92.2%              92.9%

Note C: CAPITAL EXPENDITURES

It is the Company's practice to capitalize certain costs, which exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three and six months ended June 30, 1998, and 1997 are as follows:

                                                                      Three Months Ended            Six Months Ended
                                                                           JUNE 30,                      JUNE 30,
                                                                       1998         1997            1998        1997
                                                                      ------------------         ---------------------
                                                                        (In thousands)                (In thousands)
"Build to Suit" capital improvements . . . . . . . . . . . . . .      $  --        $  19         $   108       $   212
Capitalized costs incurred in connection . . . . . . . . . . . .
  with leasing previously UNLEASED space . . . . . . . . . . . .          3           35              35           132
Capitalized costs incurred in connection
  with leasing previously LEASED space . . . . . . . . . . . . .        474          637             779         1,018
Capitalized costs which relate to
   improvements to common areas. . . . . . . . . . . . . . . . .         67           72             293            83
Total capitalized expenditures . . . . . . . . . . . . . . . . .      $ 544        $ 763         $ 1,215       $ 1,445

Improvements . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 332        $ 619            $839       $ 1,176
Leasing-related costs. . . . . . . . . . . . . . . . . . . . . .        212          144             376           269
Total capitalized expenditures . . . . . . . . . . . . . . . . .      $ 544        $ 763         $ 1,215       $ 1,445

During the three months ended June 30, 1998, the Company entered into leases that obligate the Company to fund certain leasing commissions and property improvements. These obligations relate to both new leases and lease renewals, a portion of which was paid and capitalized during the quarter ended June 30, 1998, and is reflected in the preceding table.

The aggregate and per-square-foot information representing all the leases the Company executed during the quarter is as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           Capitalized Expenditures Associated with New Leases
                           ---------------------------------------------------

                                    Tenant                      Leasing
Property Type                    Improvements                 Commissions
-------------               ------------------------       ----------------------
                                              Per                        Per
                           Aggregate         Square       Aggregate     Square
                            Amount            Foot          Amount       Foot
                           ---------         ------       ---------     ------


Shopping Centers &
     Retail Properties     $597,951         $10.55        $ 146,339      $1.94

--------------------------------------------------------------------------------

           Capitalized Expenditures Associated with Lease Renewals
           -------------------------------------------------------


                                Tenant                 Leasing
Property Type                Improvements           Commissions
-------------                ------------         --------------
                                      Per                      Per
                        Aggregate    Square      Aggregate    Square
                         Amount       Foot        Amount       Foot
                        ----------   -------     ----------   -------

Shopping Centers &
   Retail Properties    $16,000       $6.67       %50,110       $1.08

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Note D:   LOANS TO OFFICERS

The Board of Trustees approved loans totaling $1,299,000 to the Company's Chief Executive Officer; Chief Financial Officer; Senior Vice President, Investments and Senior Vice President, Operations. The loan proceeds were used exclusively to purchase Company shares of beneficial interest on the open market. The loans bear interest at a rate of 5.58%, are recourse and are secured by a pledge of certain shares of beneficial ownership of the Company.

The outstanding balance of these loans, which are presented as a reduction of Shareholders' Equity, was $1,299,000 at June 30, 1998.

Note E:   MORTGAGE NOTE RECEIVABLE

During the quarter ended June 30, 1998, the Company entered into an agreement to redevelop and to finance, by funding a $22 million participating mortgage, a shopping center located in Walnut Creek, California. This agreement also grants a right of first offer to the Company to purchase the property. The redevelopment of this 99,000 square foot shopping center, is estimated to cost approximately $22 million. The participating mortgage, secured by the property, will earn a fixed interest rate of 9.0% plus 25% of the property's cash flow as defined. Plans call for construction to commence in the second quarter of 1999, with completion slated for the fourth quarter of 1999.

The outstanding balance of this loan was $6.2 million at June 30, 1998; $5 million of this balance was advanced to replace existing financing and the remainder was advanced in connection with pre-development costs.

Note F:   RECENT DEVELOPMENTS

ACQUISITION OF KIENOW'S FOOD STORES. On June 16, 1998, the Company announced that it had signed a non-binding letter of intent to acquire all of the issued and outstanding stock of Kienow's Food Stores, Inc. ("KFS"). KFS is a privately held company that operates 12 grocery stores and one retail bakery in metropolitan Portland, Oregon. The Company expects to enter into a definitive agreement on or about August 15, 1998 for a total purchase price of approximately $57.8 million. The Company expects an initial return on cost of 9.5-10%. However, there can be no assurances that the Company will be able to achieve these anticipated returns or that the transaction will be consummated.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION


CAUTIONARY STATEMENTS

The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail, commercial or industrial businesses in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with significant tenants including the potential adverse impact should the significant tenants experience financial difficulties; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risk associated with real estate ownership, such as the potential adverse impact of environmental contamination, uninsured risks resulting from natural disasters or changes in the local economic climate on the revenues and the value of the Company's properties.

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

As of June 30, 1998, the Company's aggregate outstanding indebtedness of $179,883,000 consisted of $124,780,000 in fixed rate, long-term, unsecured senior notes; $45,000,000 of borrowings under the Company's variable rate, unsecured bank line; and $10,103,000 in a fixed-rate loan secured by the Company's Windsor property.

In connection with the redevelopment of a property located in Walnut Creek, California, the Company has obtained an irrevocable standby letter of credit in the amount of $3,336,000 from one of the lenders with which the Company has its line of credit. The funds available under the Company's bank line of credit is reduced by the amount of the letter of credit. This letter of credit expires April 30, 2006. (Please see Note E to the Financial Statements for further discussion of this redevelopment.)

As of June 30, 1998, the Company had $26.7 million available under its $75 million bank line of credit. This facility can be used to fund acquisitions and other cash requirements. The interest rate under the facility is LIBOR plus 1.22%. As of June 30, 1998, the weighted average interest rate on LIBOR priced advances (LIBOR +1.22%) was 6.9%. The bank line of credit expires June 30, 2000, at which time the Company intends to replace or renew it.

COMMITMENTS AND CONTINGENCIES

As of June 30, 1998, the Company had commitments under several new leases which will result in expenditures of approximately $2.0 million for real estate improvements and leasing commissions. Additionally, the Company has committed to fund a $22 million redevelopment project located in Walnut Creek, California. To date, $6.2 million has been advanced in connection with this redevelopment.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated in accordance with NAREIT's guidelines, for the three and six months ended June 30, 1998 and 1997:

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                             --------                     --------
                                                       1998           1997           1998           1997
                                                          (In thousands)               (In thousands)
                                                    -----------------------       -----------------------
Net Income......................................    $  2,629       $  4,037       $  5,020       $  6,826
Less: Gains on sales of real estate
       investments..............................          --         (1,160)            --         (1,160)
Plus: Loss on sale of real estate                         30             --             30             --
       Real property depreciation...............       2,715          2,446          5,384          4,891

       Amortization of tenant
         improvement costs......................         299            219            561            396

  Amortization of leasing-related costs.........          85             84            177            161
                                                    --------       --------       --------       --------
Funds From Operations...........................    $  5,758       $  5,626       $ 11,172       $ 11,114
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 1998 AND 1997

Net income decreased $1,408,000 to $2,629,000 for the quarter ended June 30, 1998, a 35% decrease from $4,037,000 for the comparable period in 1997. On a per share basis (calculated using both basic and fully diluted weighted average shares outstanding), net income decreased from $0.24 in 1997 to $0.15 in 1998.

The single most significant factor in this decrease is the absence in 1998 of gains on the sale of real estate. In 1997 net income included $1,160,000 of gains from the sale of real estate. The 1998 period shows a loss of $30,000 on the sale of a 59,000 square foot parcel of land adjacent to the Company's North Hills Shopping Center in Reno, Nevada.

Additional significant components of this decrease are increased interest expense, depreciation, and other operating expenses partially offset by increased minimum rents. Interest expense increased from $2,861,000 for the quarter ended June 30, 1997 to $3,324,000 for the comparable quarter in 1998. This $463,000 increase substantially results from interest on the debt incurred in connection with the Modesto and Windsor acquisitions which occurred during the first quarter of 1998.

Depreciation expense increased from $2,773,000 for the quarter ended June 30, 1997 to $3,126,000 for the comparable quarter in 1998. This $353,000 increase results from depreciation expense pertaining to the Modesto and Windsor acquisitions.

Other operating expense increased $269,000 to $1,027,000 for the quarter ended June 30, 1998 from $758,000 for the comparable quarter in 1997. This increase is due primarily to increased compensation costs associated with (i) changes in senior management and (ii) increased staffing associated with the Company's enhanced acquisition, development and property operations capabilities.

Minimum rents increased $904,000 to $10,466,000 for the quarter ended June 30, 1998 from $9,562,000 for the comparable quarter in 1997. Percentage rents increased $70,000 to $230,000 for the quarter ended June 30, 1998 from $160,000 for the comparable quarter in 1997. Both minimum rents and percentage rents were higher as a result of the recent acquisitions in Windsor and Modesto. For an estimate of the impact on the second half of 1998 resulting from adoption of EITF 98-9, see Note A (3) to the Financial Statements.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net income for the six months ended June 30, 1998 was $5,020,000, a decrease of $1,806,000 from the comparable period in 1997. On a per share basis (calculated suing both basic and fully diluted weighted average shares outstanding), net income decreased from $0.33 per share for the six months ended June 30, 1997 to $0.29 per share for the same period in 1998.

The single most significant factor in this decrease is the absence in 1998 of gains on the sale of real estate. In the 1997 period, net income included $1,160,000 of gains from the sale of real estate. The 1998 period shows a loss of $30,000 on the sale of a Nevada parcel of land.

Additional components of this decrease are increased interest expense, depreciation, other operating expense and general and administrative expense, partially offset by increased minimum rents. Interest expense increased from $5,677,000 for the six month period ended June 30, 1997 to $6,273,000 for the comparable 1998 period. This $596,000 increase substantially results from the increased borrowings in connection with the Modesto and Windsor acquisitions during the first quarter of 1998.

Depreciation expense increased from $5,500,000 for the six months ended June 30, 1997 to $6,173,000 for the comparable period in 1998. This $673,000 increase results from increased depreciation expense pertaining to the Modesto and Windsor acquisitions.

Other operating expense increased $532,000 to $2,022,000 for the six months ended June 30, 1998 from $1,490,000 for the comparable period in 1997. General and administrative increased $666,000 to $1,587,000 for the six months ended June 30, 1998 from $921,000 for the comparable period in 1997. These increases are due primarily to increased compensation costs associated with (i) changes in senior management and (ii) increased staffing associated with enhanced acquisitions, development and property operations capabilities.

Minimum rents increased $1,576,000 to $20,516,000 for the six months ended June 30, 1998 from $18,940,000 for the comparable period in 1997. Percentage rents increased $117,000 to $444,000 for the six months ended June 30, 1998 from $327,000 for the comparable period in 1997. Both minimum rents and percentage rents were positively enhanced by the recent acquisitions in
Windsor and Modesto.   For an estimate of the impact on the second half of
1998 resulting from adoption of EITF 98-9, see Note A (3) to the Financial Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any derivative financial instruments or derivative commodity instruments.

                           PART II. OTHER INFORMATION

Item  1 - 3    None

Item 4.        Submission of Matters to a Vote of Security Holders

     At the regular Annual Meeting of Shareholders of Western Investment Real Estate Trust, held on May 14, 1998, the following matters were submitted to a vote of security holders:

(a) The election of the following trustees to serve for a term of three years expiring at the conclusion of the 2001 annual meeting of shareholders:
     Dennis D. Ryan and Robert J. McLaughlin.

     Dennis D. Ryan: Approved - 15,122,542 shares were voted in favor and 327,732 shares withheld authority to vote.

     Robert J. McLaughlin Approved - 15,121,857 shares were voted in favor and 328,417 shares withheld authority to vote.

(b) Approval to adopt the 1998 Equity Incentive Plan to allow for the issuance of up to 850,000 shares of beneficial interest, including Incentive Stock Options, Non-statutory Stock Options, Stock Appreciation Rights and Restricted Stock.

     Approved - 12,903,008 shares were voted in favor. 2,271,687 shares were voted against, 275,579 shares withheld authority to vote and 1,754,039 shares held by Brokers remained unvoted due to failure of the beneficial holders to give specific voting instruction.

(c) Approval to amend the Declaration of Trust to increase the maximum number of trustees on the Board of Trustees from seven to nine.

     Approved - 14,450,252 shares were voted in favor. 819,219 shares were voted against, 180,803 shares withheld authority to vote and 1,754,039 shares held by Brokers remained unvoted due to failure of the beneficial holders to give specific voting instruction.

(d) Approval to amend the Declaration of Trust to change the required date, time and place of the annual meeting of shareholders.

     Approved - 15,008,824 shares were voted in favor. 236,113 shares were voted against, 205,337 shares withheld authority to vote and 1,754,039 shares held by Brokers remained unvoted due to failure of the beneficial holders to give specific voting instruction.

(e) Ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accounts, as the Trust's auditors for the year ending December 31, 1998.

     Approved - 15,241,309 shares were voted in favor. 96,309 shares were voted against, and 112,656 shares abstained from voting.

Item 5.   None

Item 6.   Exhibits and reports on Form 8-K.

(a)       Exhibits
          (numbered in accordance with Item 601 of Regulation S-K)

           (3)**    Declaration of Trust, as amended.

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

           (10.2)* Compensation Agreement (filed as Exhibit 10.3 to Registrant's 10-K for the fiscal year ended December 31, 1997, and incorporated herein by reference.

           (10.3)* Management Contracts (filed as Exhibit 10.4 to Registrant's 10-Q for the quarter ended
                    March 31, 1998, and incorporated herein by reference).

           (10.4)+  Company's 1998 Equity Incentive Plan.

           (27)**   Financial Data Schedule.

     ----------------------------

*         Management contract or compensatory plan or arrangement

**        Filed with this report

+ Management contract or compensatory plan or arrangement and Filed with this report.

(b)       Reports on Form 8-K.

          None

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



Dated:     August 4, 1998
      -----------------------