Form 10-Q
period 1998-09-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1998-11-13
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter ended SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-08723


                      WESTERN INVESTMENT REAL ESTATE TRUST
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                         94-6100058
------------------------------------------------      --------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

  2200 POWELL STREET, STE. 600, EMERYVILLE, CA                 94608
------------------------------------------------      --------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (510) 597-0160
                                                      --------------------------


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


            Shares of Beneficial Interest, No Par Value - 17,213,091
                        shares as of September 30, 1998

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                  INDEX TO 10-Q




                                                                                                   Page
                                                                                                   ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)                                                          3

            Balance Sheets - September 30, 1998, and December 31, 1997                                4

            Statements of Income - Three and nine months ended September 30, 1998, and 1997           5

            Statements of Shareholders' Equity - nine months ended September 30, 1998,                6
                and year ended December 31, 1997

            Statements of Cash Flows - Nine months ended September 30, 1998,
                and year ended December 31, 1997                                                      7

            Notes to Financial Statements                                                          8-12


Item 2.     Management's Discussion and Analysis of Financial                                     13-16
                Condition and Results of Operations


Item 3.     Quantitative and Qualitative Disclosures About Market Risk                               17


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings                                                                        18

Item 2.     Changes in Securities and Use of Proceeds                                                18

Item 3.     Defaults upon Senior Securities                                                          18

Item 4.     Submission of Matters to a Vote of Security Holders                                      18

Item 5.     Other Information                                                                        18

Item 6.     Exhibits and Reports on Form 8-K                                                      18-19

SIGNATURE                                                                                            20

                          PART I. FINANCIAL INFORMATION

BALANCE SHEETS                              WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)


                                                          SEPTEMBER 30,   December 31,
ASSETS                                                        1998           1997
                                                      ------------------------------------
                                                        (In thousands, except share data)
Real estate investments:
   Real estate properties ............................      $ 440,009       $ 392,470
   Less accumulated depreciation and amortization ....        (86,610)        (77,642)
                                                            ---------       ---------
                                                              353,399         314,828

   Real estate properties held for sale ..............          5,382           5,382
   Less accumulated depreciation and amortization ....         (1,861)         (1,861)
                                                            ---------       ---------
                                                                3,521           3,521
   Mortgage notes receivable .........................         15,904              --
                                                            ---------       ---------
     Net real estate investments .....................        372,824         318,349

Cash and cash equivalents ............................          1,055           1,463
Accounts receivable and other assets .................          9,013          16,636
Deferred long-term debt issuance costs, net ..........          1,236           1,073
                                                            ---------       ---------
                                                            $ 384,128       $ 337,521
                                                            ---------       ---------
                                                            ---------       ---------


LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit ..................................      $  63,650       $  19,100
Senior notes, net ....................................        124,787         124,766
Mortgage payable .....................................         10,056              --
                                                            ---------       ---------
                                                              198,493         143,866

Interest payable .....................................            717           2,917
Prepaid rents and security deposits ..................          1,996           1,428
Other liabilities ....................................          4,368           3,061
                                                            ---------       ---------

   Total liabilities .................................        205,574         151,272
                                                            ---------       ---------

Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding ................             --              --
   Shares of beneficial interest, no par value,
      Unlimited share authorization.
      Issued and outstanding:
      September 30, 1998 - 17,213,091 shares
      December 31, 1997 - 17,191,860 shares ..........        241,690         242,682
   Accumulated dividends in excess of net income .....        (63,136)        (56,433)
                                                            ---------       ---------

   Commitments and contingencies (Notes: C, D and E)

   Total shareholders' equity ........................        178,554         186,249
                                                            ---------       ---------
                                                            $ 384,128       $ 337,521
                                                            ---------       ---------
                                                            ---------       ---------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF INCOME                        WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,
                                                             ------------------------------      -------------------------------
                                                                 1998              1997             1998                1997
                                                             -------------------------------------------------------------------
                                                                        (In thousands, except share and per share data)
REVENUES:
         Minimum rents ................................      $     10,582      $      9,522      $     31,098       $     28,462
         Percentage rents .............................                45               105               489                432
         Recoveries from tenants ......................             1,742             1,626             5,514              5,490
         Interest income ..............................               350                73               528                 78
         Other income .................................               250               179               545                489
                                                             ------------      ------------      ------------       ------------
Total revenues ........................................            12,969            11,505            38,174             34,951
                                                             ------------      ------------      ------------       ------------
EXPENSES:
         Interest .....................................             3,474             2,889             9,747              8,566
         Property operating costs .....................             1,894             1,731             5,994              5,922
         Depreciation and amortization ................             3,141             2,755             9,314              8,255
         Other operating expenses .....................             1,136               789             3,158              2,280
         General and administrative ...................               587               375             2,174              1,296
                                                             ------------      ------------      ------------       ------------
Total expenses ........................................            10,232             8,539            30,387             26,319
                                                             ------------      ------------      ------------       ------------

         Income before loss or gains on sales of
            real estate investments ...................             2,737             2,966             7,787              8,632

Gains (loss) on sales of real estate investments ......                --             2,737               (30)             3,897
                                                             ------------      ------------      ------------       ------------
         Net income ...................................      $      2,737      $      5,703      $      7,757       $     12,529
                                                             ------------      ------------      ------------       ------------
                                                             ------------      ------------      ------------       ------------


Basic and diluted earnings per share data:

         Income before loss or gains on sales of
            real estate investments ...................      $       0.16      $       0.17      $       0.45       $       0.50
                                                             ------------      ------------      ------------       ------------

         Gains (loss)  on sales of real estate
            investments ...............................      $       0.00      $       0.16      $       0.00       $       0.23
                                                             ------------      ------------      ------------       ------------

         Net income ...................................      $       0.16      $       0.33      $       0.45       $       0.73
                                                             ------------      ------------      ------------       ------------

         Cash dividends paid ..........................      $       0.28      $       0.28      $       0.84       $       0.84
                                                             ------------      ------------      ------------       ------------

Weighted average number of shares outstanding - Basic .        17,210,772        17,139,075        17,204,382         17,138,649
                                                             ------------      ------------      ------------       ------------
Weighted average number of shares outstanding - Diluted        17,249,265        17,157,978        17,256,348         17,157,551
                                                             ------------      ------------      ------------       ------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF SHAREHOLDERS' EQUITY         WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------
(Unaudited)

                      Nine Months Ended September 30, 1998,
                        and Year Ended December 31, 1997
                        (In thousands, except share data)

                                                                                         Accumulated
                                                              Shares of                   Dividends            Total
                                                         Beneficial Interest            in Excess of          Share-
                                                         -------------------                Net               holders'
                                                      Number             Amount            Income             Equity
                                                    ------------------------------------------------------------------
Balance, January 1, 1997.........................   17,138,432          $242,054         $  (50,106)          $191,948
Net proceeds from issuance of shares.............       53,160               622                 --                622
Debenture redemptions............................          268                 6                 --                  6
Net income.......................................           --                --             12,880             12,880
Cash dividends paid..............................           --                --            (19,207)           (19,207)
                                                    ----------        ----------         ----------         ----------

Balance, December 31, 1997.......................   17,191,860           242,682            (56,433)           186,249

Net proceeds from issuance of shares.............       21,231               307                 --                307
Loans to officers................................           --            (1,299)                --             (1,299)
Net income.......................................           --                --              7,757              7,757
Cash dividends paid..............................           --                --            (14,460)           (14,460)
                                                    ----------        ----------         ----------         ----------

BALANCE, SEPTEMBER 30, 1998......................   17,213,091          $241,690         $  (63,136)          $178,554
                                                    ----------        ----------         ----------         ----------
                                                    ----------        ----------         ----------         ----------


   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS                   WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------
(Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           1998                 1997
                                                                                          ----------------------------
                                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.......................................................................    $      7,757     $    12,529
     Adjustments to reconcile net income to net cash
               provided by operating activities:
           Depreciation and amortization..............................................           9,314           8,255
           Amortization of deferred debt issuance costs...............................             267             285
           Loss (gains) on sales of real estate investments...........................              30          (3,897)
           Earned Compensation on restricted stock plan...............................             125              --
           (Increase) decrease in accounts receivable and other assets................            (603)            112
           Increase in deferred rent receivable.......................................            (193)           (299)
           Decrease in interest payable...............................................          (2,200)           (895)
           Increase in prepaid rents and
               security deposits and other liabilities................................           1,862             414
                                                                                          ------------    ------------
           Net cash provided by operating activities..................................          16,359          16,504
                                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments...................................             292           8,954
     Proceeds from sale of marketable securities......................................              48              --
     Investment in mortgage note receivable...........................................         (14,625)         (1,300)
     Acquisition of real estate investments...........................................         (35,858)           (283)
     Funds released from escrow.......................................................           7,117              --
     Funds escrowed pending acquisition...............................................              --          (7,306)
     Improvements of real estate investments:
           Build-to-suit developments.................................................            (221)           (337)
           New leases.................................................................          (1,971)         (2,283)
           General....................................................................            (454)           (245)
     Recovery of investments in direct financing leases...............................             280             232
                                                                                          ------------    ------------
           Net cash used in investing activities......................................         (45,392)         (2,568)
                                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line of credit..................................................          73,100          23,500
     Principal payments on bank line of credit........................................         (28,550)        (55,750)
     Principal payments on mortgage note payable......................................            (106)             --
     Loans to officers................................................................          (1,299)             --
     Redemption of convertible debentures.............................................              --            (810)
     Net proceeds from issuance of shares.............................................             182              36
     Proceeds from senior notes offering..............................................              --          74,851
     Deferred long term debt issuance costs...........................................            (242)           (635)
     Cash dividends paid..............................................................         (14,460)        (14,396)
                                                                                          ------------    ------------
           Net cash provided by financing activities..................................          28,625          26,796
                                                                                          ------------    ------------
           Net (decrease) increase in cash and cash equivalents.......................            (408)         40,732
     Cash and cash equivalents, at the beginning of period............................           1,463             952
                                                                                          ------------    ------------
     Cash and cash equivalents, at the end of the period..............................    $      1,055    $     41,684
                                                                                          ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
     Cash paid during the period for interest.........................................    $     11,699    $      9,178
                                                                                          ------------    ------------
NON CASH FINANCING ACTIVITY:
     Real estate acquisition debt.....................................................    $     10,266    $         --
                                                                                          ------------    ------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      WESTERN INVESTMENT REAL ESTATE TRUST

                          Notes to Financial Statements

                               September 30, 1998
                                   (Unaudited)

Note A:  ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING
         PRONOUNCEMENTS

(1)  DESCRIPTION OF ORGANIZATION

Western Investment Real Estate Trust, is a self-administered and self-managed real estate investment trust (REIT). As such, the Company engages in ownership, development, acquisition, leasing, marketing and management of neighborhood and community shopping centers, commercial office buildings and industrial properties located in California, Nevada, Oregon, Washington and Colorado. At September 30, 1998, the Company has investments in 59 properties ( comprising 56 owned properties and 3 mortgages secured by real estate), 48 of which are retail properties.

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

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Financial Accounting Statement No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. The Company has adopted SFAS 130 for reporting total comprehensive income in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company will adopt SFAS 131 in the year-end 1998 financial statements, the effective date of SFAS 131. In February 1998, the FASB issued Financial Accounting Statement No. 132 (SFAS 132), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS. The Company will adopt SFAS 132 in the year-end 1998 financial statements, the effective date of SFAS 132. In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company will adopt SFAS 133 for interim periods beginning in 2000, the effective date of SFAS
133. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

In March 1998, the Emerging Issues Task Force issued EITF 97-11 ACCOUNTING FOR INTERNAL COSTS RELATED TO REAL ESTATE PROPERTY ACQUISITIONS. Management believes that the adoption of EITF 97-11 will not have a material impact on the Company's financial statements due to the Company's accounting practice of not capitalizing internal costs relating to real estate acquisitions. In May 1998, the Emerging Issues Task Force issued EITF 98-9 ACCOUNTING FOR CONTINGENT RENT IN INTERIM FINANCIAL PERIODS. The estimated affect on 1998 earnings resulting from the adoption of EITF 98-9 will be to delay the recognition of approximately $350,000 of percentage rent until 1999.


Note B:   REAL ESTATE PROPERTIES AND INVESTMENTS

At September 30, 1998, the Company owned 56 properties, totaling 5.2 million leasable square feet. Included in this total are three properties, which were held for sale and total 91,000 leasable square feet. (See Note E - Subsequent Events)


Occupancy percentages for the Company's portfolios are as follows:

                                     September 30, 1998              December 31, 1997             September 30, 1997
                                     ------------------              -----------------             ------------------
Shopping centers                            93.0%                          92.1%                          92.8%
Single tenant retail                       100.0%                         100.0%                         100.0%
Commercial                                  94.4%                          76.2%                          76.2%
Industrial                                 100.0%                         100.0%                         100.0%

Overall Occupancy                           93.7%                          92.2%                          92.9%

During the quarter ended September 30, 1998, the Company acquired an interest in a 153,000 square foot prime retail center in the San Francisco East Bay city of Dublin. Western funded an $8.2 million first trust-deed loan and acquired a master leasehold interest in the property that requires Western to make monthly lease payments during the term of the lease and provides an option to purchase the property at a fixed price during the first quarter of 2001. Under the master lease, Western will have full control of all leasing, management and capital-expenditure decisions.



Additionally during the quarter, Western acquired, through a joint venture, a 127,600 square foot neighborhood shopping center located in Blaine, Washington, for $7.6 million. This joint venture provides for the Company to receive a preferred return of 9.85% in addition to 50% of the remaining operating cash flow. The Company's joint venture partner, Gramor Development Washington, will be managing the property as well as engaging in leasing activities. Western has the option to acquire the full interest in this property after 5 years at a predetermined Cap Rate. The joint venture (general partnership) is accounted for on a consolidated basis of accounting.

Note C:  CAPITAL EXPENDITURES

It is the Company's practice to capitalize costs, which exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three and nine months ended September 30, 1998, and 1997 are as follows:



                                              Three Months Ended      Nine Months Ended
                                                 September 30,           September 30,
                                              ------------------      ------------------
                                               1998        1997        1998        1997
                                              ------------------      ------------------
                                                 (In thousands)         (In thousands)
"Build to Suit" capital improvements ...      $  113      $  125      $  221      $  337
Capitalized costs incurred in connection
   with leasing previously UNLEASED
   space ...............................          33           0          68         127
Capitalized costs incurred in connection
   with leasing previously LEASED space.       1,124       1,133       1,903       2,156
Capitalized costs which relate to
    improvements to common areas .......         161         162         454         245
                                              ------      ------      ------      ------
Total capitalized expenditures .........      $1,431      $1,420      $2,646      $2,865
                                              ------      ------      ------      ------
                                              ------      ------      ------      ------

Improvements ...........................      $1,247      $1,222      $2,086      $2,398
Leasing-related costs ..................         184         198         560         467
                                              ------      ------      ------      ------
Total capitalized expenditures .........      $1,431      $1,420      $2,646      $2,865
                                              ------      ------      ------      ------
                                              ------      ------      ------      ------

During the three months ended September 30, 1998, the Company entered into leases that obligate the Company to fund certain leasing commissions and property improvements. These obligations relate to both new leases and lease renewals, a portion of which was paid and capitalized during the quarter ended September 30, 1998, and is reflected in the preceding table.

The aggregate and per-square-foot information representing all the leases the Company executed during the quarter is as follows:

                                                     Capitalized Expenditures Associated with New Leases
                                                     ---------------------------------------------------
                                                         Tenant                                   Leasing
Property Type                                        Improvements                               Commissions
-------------                                      ----------------                           ---------------
                                                                   Per                                      Per
                                           Aggregate              Square              Aggregate            Square
                                             Amount                Foot                 Amount              Foot
                                             ------                ----                 ------              ----
Shopping Centers &
     Retail Properties                      $238,446               $7.09                $52,920             $1.79

--------------------------------------------------------------------------------------------------------------------
                                                   Capitalized Expenditures Associated with Lease Renewals
                                                   -------------------------------------------------------
                                                         Tenant                                   Leasing
Property Type                                        Improvements                               Commissions
-------------                                      ----------------                           ---------------
                                                                    Per                                     Per
                                           Aggregate              Square              Aggregate            Square
                                             Amount                Foot                 Amount              Foot
                                             ------                ----                 ------              ----
Shopping Centers &
     Retail Properties                       $20,689               $5.28                $14,534             $0.69
--------------------------------------------------------------------------------------------------------------------

Note D:   MORTGAGE NOTE RECEIVABLE

During the quarter ended September 30, 1998, the Company acquired an interest in an 153,000 square foot prime retail center in the San Francisco East Bay city of Dublin. Western funded an $8.2 million first-deed loan and acquired a master leasehold interest in the property that provides an option to purchase the property at a fixed price during the first quarter of 2001. The loan bears interest at 8.5% through August 31, 2004, and 5% thereafter until August 31, 2011, the maturity date of the loan.



Note E:   SUBSEQUENT EVENTS



OFFICE RELOCATION. On October 3, 1998, Western relocated its executive office to 2200 Powell Street, Suite 600, Emeryville, California 94608. Its phone number is
(510) 597-0160. Western entered into a 5 year lease for its former headquarters office.



INCREASED BANK LINE COMMITMENT AND RATE REDUCTION On October 19, 1998, the Company increased its unsecured line of credit from $75 million to $100 million. Additionally, the Company successfully negotiated a reduction in the interest rate from the London Interbank Offered Rate (LIBOR) plus 1.22% to an initial rate of LIBOR plus 1.15%. The commitment term is approximately 3 years, expiring September 30, 2001. The purpose of the Bank Line is to provide working capital to facilitate the funding of short-term operating needs of the Company including property acquisitions and development.



ACQUISITION OF KIENOW'S FOOD STORES. On October 30, 1998, Western Real Estate Services, Inc., a subsidiary of Western Investment Real Estate Trust ("the Company"), acquired all of the outstanding capital stock of Kienow's Food Store, Inc., a privately held Oregon corporation. The approximately $54 million acquisition includes $11 million stock redemption from Kienow's cash on hand, $17 million in Down REIT partnership units and $26 million in cash. The cash portion was funded from the Company's bank line of credit. Kienow's owns ten core retail properties and holds a leasehold interest in two retail properties in the Portland, Oregon metropolitan area. Six of the ten core retail properties are multi-tenant neighborhood shopping centers. Kienow's operates a retail grocery store at each of the twelve locations. Kienow's owns certain non-core real property in the Portland, Oregon area, including an office building, residential properties and its headquarters. Western (together with the DownREIT Partnership and Buyer) intends to cause Kienow's to dispose of several of its non-core properties and to lease its grocery store locations to third-party retail operators. In the transition to third-party operators, Kienow's will discontinue its direct operation of the grocery stores on a phased basis. This is the Company's first DownREIT transaction and first acquisition in Oregon. The Company plans to re-tenant and re-develop the Kienow's free-standing stores and shopping centers as well as sell Kienow's non-retail properties.



At the November 4, 1998, Board meeting, the Company decided to add nine properties to its Properties Held for Sale. The nine properties total 368,000 leaseable square feet and have a gross book value of $30.5 million.



Note F:   COMMITMENTS


As of September 30, 1998, the Company had commitments under several new leases which will result in expenditures of approximately $1.43 million for real estate improvements and leasing commissions. Additionally, the Company is committed to fund a $22 million participating mortgage to finance a redevelopment project located in Walnut Creek, California. To date, $6.4 million has been advanced under this commitment. Additional funding of this commitment is expected to commence in the second quarter of 1999.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATION

CAUTIONARY STATEMENTS

The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail, commercial or industrial businesses in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with significant tenants including the potential adverse impact should significant tenants experience financial difficulties; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risk associated with real estate ownership, such as the potential adverse impact of environmental contamination, uninsured risks resulting from natural disasters, or changes in the local economic climate on the revenues and the value of the Company's properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows provided by operations and other sources available to the Company will continue to provide adequate funds for all current principal and interest payments as well as dividend payments in accordance with REIT qualification requirements. Cash on hand, borrowings under the existing bank line of credit, selected property dispositions, as well as other debt and equity alternatives, will be used to provide the funds necessary to achieve future growth. At the November 4, 1998, Board meeting, the Company decided to add nine properties to its Properties Held for Sale. The nine properties total 368,000 leaseable square feet and have a gross book value of $30.5 million.



As of September 30, 1998, the Company's aggregate outstanding indebtedness of $198,493,000 consisted of $124,787,000 in fixed rate, long-term, unsecured senior notes; $63,650,000 of borrowings under the Company's variable rate, unsecured bank line of credit; and $10,056,000 in a fixed-rate loan secured by the Company's Windsor property.



The Company's agreements executed in connection with the Company's senior notes and its bank line of credit contain certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on incurring additional debt and other restrictions on the Company. The Company is and anticipates that it will continue to be in compliance with such requirements.

As of September 30, 1998, the Company had $8.0 million available under its $75 million bank line of credit. On October 19, 1998, the Company increased its unsecured bank line of credit from $75 million to $100 million and obtained a reduction in the interest rate from LIBOR plus 1.22% to an initial rate of LIBOR plus 1.15%. The line of credit expires September 30, 2001. The purpose of the bank line of credit is to provide working capital to facilitate the funding of short-term operating needs of the Company including property acquisitions and development. As of September 30, 1998, the weighted average interest rate on LIBOR priced advances (LIBOR +1.22%) was 6.8%.


COMMITMENTS AND CONTINGENCIES


As of September 30, 1998, the Company had commitments under several new leases which will result in expenditures of approximately $1.43 million for real estate improvements and leasing commissions. Additionally, the Company is committed to fund a $22 million participating mortgage to finance a redevelopment project located in Walnut Creek, California. To date, $6.4 million has been advanced under this commitment. Additional funding of this commitment is expected to commence in the second quarter of 1999.



On September 29, 1998, the Company entered into a definitive agreement to acquire control of Kienow's Food Store, Inc., a privately held Oregon corporation. On October 30, 1998, the Company completed this transaction. The initial cash investment of approximately $26 million was funded from its bank line of credit.



The Company will substantially utilize its borrowing capacity under the new line of credit. In addition to operating cash flow, additional sources of funds from borrowings, debt or equity offerings, and property dispositions will be sought in support of the Company's plans for continued growth.



YEAR 2000 COMPLIANCE



During 1998, the Company purchased and commenced implementation and testing of a new information system hardware and software to meet its current and anticipated future growth requirements and to increase efficiencies relating to property operations. The new information systems software are Year 2000 compliant. The Company has also retained the services of a team of consultants to assist in the implementation of the system. In addition, the Company has commenced a survey of its outside relationships (e.g., tenants, vendors and creditors) to assess their state of readiness in regards to Year 2000 compliance. The survey indicates that a majority of these parties' information systems are Year 2000 compliant. The Company believes that Year 2000 compliance will not have a material impact on the Company's financial statements.


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

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income calculated in accordance with generally accepted accounting principles (GAAP), plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary items. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REIT's may not be comparable to the Company's calculation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated in accordance with NAREIT's guidelines, for the three and nine months ended September 30, 1998 and 1997:

                                                                 Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                                   -------------                       -------------
                                                                1998             1997               1998           1997
                                                              ------------------------            -----------------------
                                                                  (In thousands)                       (In thousands)
Net Income............................................       $  2,737          $  5,703          $   7,757      $   12,529
Less:    Gains on sales of real estate
            investments...............................             --            (2,737)                --          (3,897)
Plus:    Loss on sale of real estate..................             --                --                 30             --
         Real property depreciation...................          2,729             2,453              8,113           7,344
         Amortization of tenant
            improvement costs.........................            294               202                855             598

         Amortization of leasing-related costs........             92                76                269             237
                                                           ----------         ---------         ----------       ---------
Funds From Operations.................................       $  5,852          $  5,697           $ 17,024        $ 16,811
                                                           ----------         ---------         ----------       ---------
                                                           ----------         ---------         ----------       ---------

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


Net income decreased $2,966,000 to $2,737,000 for the quarter ended September 30, 1998, a 52% decrease from $5,703,000 for the comparable period in 1997. The single most significant factor in this decrease is the absence in 1998 of gains on the sale of real estate. In 1997, net income included $2,737,000 of gains from the sale of real estate. On a per share basis (calculated using both basic and diluted weighted average shares outstanding), net income decreased from $0.33 in 1997 to $0.16 in 1998.


Additional significant components of this decrease are increased interest expense, depreciation, and other operating expenses, partially offset by increased minimum rents and interest income. Interest expense increased from $2,889,000 for the quarter ended September 30, 1997 to $3,474,000 for the comparable quarter in 1998 and substantially results from interest on the increased line of credit outstanding balance resulting from 1998 acquisitions.

Depreciation expense increased from $2,755,000 for the quarter ended September 30, 1997 to $3,141,000 for the comparable quarter in 1998. This $386,000 increase mainly results from depreciation expense pertaining to the Modesto and Windsor acquisitions in early 1998.

Other operating expense increased $347,000 to $1,136,000 for the quarter ended September 30, 1998 from $789,000 for the comparable quarter in 1997. This increase is due primarily to (i) increased compensation costs associated with changes in senior management and increased staffing associated with the Company's enhanced acquisition, development and property operations capabilities, and (ii) the master lease payment on the Dublin shopping center (please see Note B to the Financial Statements).


General and administrative increased $212,000 to $587,000 for the quarter ended September 30, 1998 from $375,000 for the comparable period in 1997. This increase is primarily due to increased compensation costs..

Minimum rents increased $1,060,000 to $10,582,000 for the quarter ended September 30, 1998 from $9,522,000 for the comparable quarter in 1997. Minimum rents were higher as a result of the first quarter, 1998, acquisitions in Windsor and Modesto and the Dublin transaction referred to in Note B.

Interest income increased $277,000 to $350,00 for the quarter ended September 30, 1998 from $73,000 for the comparable period in 1997. This increase results mainly from interest earned on mortgages secured by real estate.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


Net income for the nine months ended September 30, 1998 was $7,757,000, a decrease of $4,772,000 from the comparable period in 1997. On a per share basis (calculated using both basic and diluted weighted average shares outstanding), net income decreased to $0.45 per share for the nine months ended September 30, 1998 from $0.73 per share for the same period in 1997.


The single most significant factor in this decrease is the absence in 1998 of gains on the sale of real estate. In the 1997 period, net income included $3,897,000 of gains from the sale of real estate. The 1998 period shows a loss of $30,000 on the sale of an undeveloped parcel of land.

Additional components of this decrease are increased interest expense, depreciation, other operating expense and general and administrative expense, partially offset by increased minimum rents and interest income. Interest expense increased from $8,566,000 for the nine month period ended September 30, 1997 to $9,747,000 for the comparable 1998 period. This $1,181,000 increase substantially results from the increased borrowings to fund acquisitions in early 1998.

Depreciation expense increased from $8,255,000 for the nine months ended September 30, 1997 to $9,314,000 for the comparable period in 1998. This $1,059,000 increase results from increased depreciation expense pertaining mainly to the Modesto and Windsor acquisitions in early 1998.

Other operating expense increased $878,000 to $3,158,000 for the nine months ended September 30, 1998 from $2,280,000 for the comparable period in 1997. General and administrative expense increased $878,000 to $2,174,000 for the nine months ended September 30, 1998 from $1,296,000 for the comparable period in 1997. These increases are due primarily to increased compensation costs associated with (i) changes in senior management, and (ii) increased staffing associated with enhanced acquisitions, development and property operations capabilities.

Minimum rents increased $2,636,000 to $31,098,000 for the nine months ended September 30, 1998 from $28,462,000 for the comparable period in 1997. Minimum rents increased principally due to the first quarter, 1998, acquisitions in Windsor and Modesto.


Interest income increased $450,000 to $528,000 for the nine months ended September 30, 1998, from $78,000 for the comparable 1997 period. This increase mainly results from interest earned on mortgages secured by real estate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any derivative financial instruments or derivative commodity instruments.

                           PART II. OTHER INFORMATION

Items 1 - 5    None


Item 6.        Exhibits and reports on Form 8-K.

(a)            Exhibits
               (numbered in accordance with Item 601 of Regulation S-K)

                (3) Declaration of Trust, as amended (filed as Exhibit 3.1 to Registration Statement on Form S3
                           No. 333-32721 and incorporated herein by reference).

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

                (10.4)*    Company's 1998 Equity Incentive Plan (filed as
                           Exhibit 10.4 to Registrant's 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

                (10.5)+ Stock Purchase and Contribution Agreement dated September 29, 1998.

                (10.6)+    Agreement of Limited Partnership of
                           Western/Kienow, LP dated October 30, 1998.

                (27)+      Financial Data Schedule.

       ----------------------------

*              Management contract or compensatory plan or arrangement

**             filed with this report


(b)      Reports on Form 8-K.


On September 29, 1998, a report on Form 8-K was filed to report the definitive agreement to acquire control of Kienow's Food Store, Inc., a privately held Oregon corporation from its shareholders. Additionally, notice was given of the relocation of Western's executive office to Emeryville, California.

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



Dated:  November 6, 1998
      ---------------------