Form 10-K405
period 1998-12-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1999-03-31
CIK 106135

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

                  For the fiscal year ended DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 0-2809

                      WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                94-6100058
-----------------------------------------             -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

2200 POWELL ST., STE. 600, EMERYVILLE, CA                   94608
-----------------------------------------             -------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (510) 597-0160
                                                      -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
     --------------------                             ---------------------
             None                                             None

---------------------------------                  ----------------------------


           Securities registered pursuant to Section 12(g) of the Act:

                SHARES OF BENEFICIAL INTEREST, WITHOUT PAR VALUE
------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by nonaffiliates of the registrant on March 1, 1999, based on the reported closing sales price of the Company's shares of beneficial interest on the American Stock Exchange on such date, was $184,171,000. (The Company defines affiliates as those required to report under Section 16 of the Securities Exchange Act of 1934).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Shares of Beneficial Interest, No Par Value - 17,216,550
                          shares as of March 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement with respect to its 1999 Annual Meeting of Shareholders which will be filed with the Commission regarding the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10, 11 and 12.

                      WESTERN INVESTMENT REAL ESTATE TRUST
                                  INDEX TO 10-K


PART I                                                                                                                 PAGE
                                                                                                                       ----
Item 1            Business                                                                                             4-18
Item 2            Properties                                                                                          18-22
Item 3            Legal Proceedings                                                                                      23
Item 4            Submission of Matters to a Vote of Security Holders                                                    23

PART II

Item 5            Market for Registrant's Common Equity and Related Stockholder Matters                                  23
Item 6            Selected Financial Data                                                                                24
Item 7            Management's Discussion and Analysis of Financial Condition and Results of Operations               25-32
Item 7A           Quantitative and Qualitative Disclosures About Market Risk                                          32-33
Item 8            Consolidated Financial Statements                                                                   34-57
                  Consolidated Financial Statement Schedule                                                           58-59
                  Additional Information: 1998 Building Improvement and Leasing Related Cost Additions (unaudited)       60
Item 9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                  61

PART III

Item 10           Directors and Executive Officers of the Registrant                                                     61
Item 11           Executive Compensation                                                                                 61
Item 12           Security Ownership of Certain Beneficial Owners and Management                                         61
Item 13           Certain  Relationships and Related Transactions                                                        62

PART IV

Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     62-64
                  Consent of Independent Certified Public Accountants                                                    65
                  Signatures                                                                                             66


                                     PART I

ITEM 1.  BUSINESS.

(a)      GENERAL DEVELOPMENT OF BUSINESS.

Western Investment Real Estate Trust ("Western") is a real estate investment trust ("REIT") and qualifies as such under Sections 856 and 960 of the Internal Revenue Code. Western was organized under the laws of the State of California in 1962 and commenced real estate operations in 1964.

In order that Western may continue to qualify as a REIT: (i) it must be taxable as a domestic entity, (ii) the beneficial ownership must be held by 100 or more persons, (iii) at least 95% of its gross income is derived from real estate assets, dividends and interest, (iv) at least 75% of its gross income is derived from real estate assets, (v) at the close of each quarter of the taxable year, at least 75% of the value of its total assets is represented by real estate assets, cash and government securities, and (vi) it must distribute annually to its shareholders an amount equal to or exceeding 95% of its REIT taxable income. Under the terms of its Declaration of Trust, Western is permitted to invest its funds in the ownership of real estate, mortgages, deeds of trust and certain financial instruments as permitted by law. Substantially all of Western's funds have been invested in the ownership of real estate.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Western evaluates performance and makes resource-allocation decisions on an individual property basis. For financial reporting purposes, Western has grouped its properties into three segments: shopping centers, single-tenant retail and other commercial properties. Investments principally consist of real estate, but also include real estate secured loans (three) and a real estate joint venture (one).

(c)      NARRATIVE DESCRIPTION OF BUSINESS.

Western; Western/Kienow's L.P., a Delaware limited partnership; a joint venture in which Western has a controlling financial interest as of December 31, 1998; and Western's wholly owned subsidiary, WIRET Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "the Company"), is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. Western is the sole general partner in Western/Kienow's L.P. and owned a 60% interest as of December 31, 1998. The Company employed 54 people at December 31, 1998.

Through an unconsolidated real estate subsidiary, Western owns and manages 10 retail properties comprising 449,217 square feet of gross leasable area ("GLA"). Throughout this 10-K document reference to the unconsolidated real estate subsidiary is with regard to this 10 property portfolio. The combined gross leasable area (GLA) at December 31, 1998 was 5.7 million square feet.

The Company's executive office is located in the San Francisco Bay Area at 2200 Powell Street, Suite 600, Emeryville California, 94608, and can be reached at
(510) 597-0160. Additionally, the Company maintains regional offices in Granite Bay and Fresno, California and Portland, Oregon.

                                 THE PROPERTIES

As of December 31, 1998, the Company (and its unconsolidated real estate subsidiary) had 66 real estate investments which were comprised of 52 properties owned directly, 1 investment in a joint venture, 3 notes secured by real estate and 10 properties owned by an unconsolidated real estate subsidiary of the Company.

Effective October 30, 1998 the Company acquired control of Kienow's Food Stores, Inc. ("Kienow's") whose principal assets are real estate properties (see Note
5 to consolidated financial statements). Ten of the seventeen properties acquired will be converted to rental properties, the remaining seven will be sold. The acquisition was accomplished using a newly formed DownREIT limited partnership structure. The Company consolidates the DownREIT limited partnership which accounts for its investment in Kienow's on the equity basis. The following information, unless otherwise indicated, includes the ten Kienow's properties to be retained. The portfolio at December 31, 1998 is as follows:


                                                                Unconsolidated Real
                                 The Company                      Estate Subsidiary                      Combined
                          -------------------------           -------------------------         -------------------------
                                           Gross                                Gross                            Gross
                             No. of       Leasable               No of        Leasable              No. of      Leasable
                          Investments       Area              Investments       Area             Investments      Area
                          -----------------------------------------------------------------------------------------------
Shopping centers              40        4,713,673     (1)          6          376,063                46        5,089,736
Single-tenant retail           5          299,742                  4           73,154                 9          372,896
                              --        ---------                ---          -------                --        ---------
     Sub-total                45        5,013,415                 10          449,217                55        5,462,632
Commercial and other          11          234,985                ---              ---                11          234,985
                              --        ---------                ---          -------                --        ---------
     Total                    56        5,248,400                 10          449,217      (2)       66        5,697,617
                              ==        =========                ===          =======                ==        =========

  (1) Included in Shopping Center Gross Leasable Area is 153,175 of square feet relating to a property under master lease. During 1998, the Company entered into a master leasehold interest in this property located in Dublin, California, that provides an option to purchase the property at a fixed price during the first quarter of 2001. Under the master lease, Western has full control of all leasing, management and capital expenditures decisions for the property. As part of the transaction, Western funded an $8.2 million, 8.5% fixed-rate first trust-deed loan secured by the property.

  (2) This total does not include 7 properties held for sale, representing 96,278 GLA, owned by an unconsolidated real estate subsidiary of the Company. Four of these properties were sold by March 1, 1999.

The average size of neighborhood and community shopping centers and other retail properties owned by the Company and subsidiary at December 31, 1998 was approximately 120,000 square feet of gross leasable area ("GLA").

The Company (and its unconsolidated real estate subsidiary) leases a substantial portion of its total GLA on a long-term, triple net basis. As of December 31, 1998, approximately 58% of total retail GLA was leased to anchor tenants. Of this space, 70% was leased to anchor tenant grocery or drug stores. Additionally, as of that date, approximately 73% of the Company's (and its unconsolidated real estate subsidiary's) Annualized Base Rent (as herein defined) was derived from national or regional retail tenants. The following tables set forth, as of December 31, 1998, certain information with respect to the properties owned by the Company (and its unconsolidated real estate subsidiary):

Shopping Centers & Retail-Anchor/Non-Anchor


                                                           Unconsolidated                             Company
                                                             real estate                             portfolio
                                                 Company     subsidiary                  Percentage   monthly
                                                portfolio    portfolio        Combined       of        base
Type of Tenant Space (5)                           GLA         GLA (1)         GLA (1)      GLA       rent (2)
---------------------------------------------------------------------------------------------------------------
Anchor                                          3,137,379      49,323         3,186,702     58%      $1,810,086
Non-anchor                                      1,521,045     175,369         1,696,414     31%      $1,827,825
---------------------------------------------------------------------------------------------------------------
   Sub-total                                    4,658,424     224,692         4,883,116     89%      $3,637,911
---------------------------------------------------------------------------------------------------------------
Occupied & Operating as Kienow's Food Store           ---     205,276           205,276      4%
Unleased                                          354,991      19,249           374,240      7%
---------------------------------------------------------------------------------------------------------------
Total                                           5,013,415     449,217         5,462,632    100%
===============================================================================================================




                                              Unconsolidated                                         Annualized
                                                real estate                                            base
                                                 subsidiary                             Percentage     rent
                                                  portfolio    Combined    Annualized       of         per
                                                   monthly      monthly     base rent   annualized    leased
                                                  base rent    base rent     leased        base       square
Type of Tenant Space (5)                          (1)(2)(3)    (1)(2)(3)     space (4)     rent        foot
--------------------------------------------------------------------------------------------------------------
Anchor                                            $ 16,583    $1,826,669   $21,920,028     49%       $ 6.88
Non-anchor                                        $101,707    $1,929,532   $23,154,384     51%       $13.65
---------------------------------------------------------------------------------------------------------------
   Sub-total                                      $118,290    $3,756,201   $45,074,412    100%       $ 9.23
---------------------------------------------------------------------------------------------------------------
Occupied & Operating as Kienow's Food Store
Unleased
--------------------------------------------------------------------------------------------------------------
Total
==============================================================================================================

Shopping Centers and Retail-National/Regional/Local



                                                          Unconsolidated                             Company
                                                            real estate                             portfolio
                                                Company     subsidiary                 Percentage    monthly
                                               portfolio    portfolio        Combined      of         base
Type of Tenant Space (6)                          GLA         GLA (1)         GLA (1)     GLA        rent (2)
-------------------------------------------------------------------------------------------------------------
National                                      2,930,452      46,835         2,977,287      55%     $1,967,527
Regional                                        894,102      24,705           918,807      17%     $  745,638
Local                                           833,870     153,152           987,022      18%     $  924,746
---------------------------------------------------------------------------------------------------------------
   Sub-total                                  4,658,424     224,692         4,883,116      89%     $3,637,911
---------------------------------------------------------------------------------------------------------------
Occupied & Operating as Kienow's Food Store         ---     205,276           205,276       4%
Unleased                                        354,991      19,249           374,240       7%
-------------------------------------------------------------------------------------------------------------
Total                                          5,013,415    449,217         5,462,632     100%
=============================================================================================================


                                                 Unconsolidated                                         Annualized
                                                   real estate                                            base
                                                    subsidiary                             Percentage     rent
                                                     portfolio    Combined    Annualized       of         per
                                                      monthly      monthly     base rent   annualized    leased
                                                     base rent    base rent     leased        base       square
Type of Tenant Space (6)                             (1)(2)(3)    (1)(2)(3)     space (4)     rent        foot
-----------------------------------------------------------------------------------------------------------------
National                                            $ 16,927     $1,984,454   $23,813,448      53%       $ 8.00
Regional                                            $ 21,013     $  766,651   $ 9,199,812      20%       $10.01
Local                                               $ 80,350     $1,005,096   $12,061,152      27%       $12.22
---------------------------------------------------------------------------------------------------------------
   Sub-total                                        $118,290     $3,756,201   $45,074,412     100%       $ 9.23
---------------------------------------------------------------------------------------------------------------
Occupied & Operating as Kienow's Food Store
Unleased
-----------------------------------------------------------------------------------------------------------------
Total
=================================================================================================================

(1) Excludes non-core portfolio and leaseholds held by unconsolidated real estate subsidiary.
(2) "Monthly base rent" represents the minimum monthly rent in effect on December 31, 1998.
(3) Excludes monthly base rent for GLA operating & occupied by Kienow's Food Stores.
(4) "Annualized Base Rent" represents the annualized minimum monthly rent in effect on December 31, 1998.
(5)  Tenants leasing 10,000 square feet or more are defined as "Anchor" tenants.
(6) "National" tenants are tenants with locations in multiple states. "Regional" tenants are tenants with three or more locations in one state, and "Local" tenants are tenants with fewer than three locations and operate exclusively within one state.

The combined portfolios of the Company (and its unconsolidated real estate subsidiary) of 63 properties at December 31, 1998 is summarized as follows:

          Shopping Centers, Retail and Commercial

                                                                                                                          Unconsol-
                                                                       Unconsolidated                        Company    idated real
                                                            Company        real                              portfolio     estate
                                                            portfolio     estate       Combined  Percentage   monthly    subsidiary
                                                              GLA       Subsidiary      GLA(1)    of GLA(1)    base       portfolio
                                                                         portfolio                             rent(2)     monthly
                                                                          GLA (1)                                           base
                                                                                                                            rent
                                                                                                                         (1)(2)(3)
 Total Portfolio
----------------------------------------------------------------------------------------------------------------------------------
 Shopping Centers (exclusive of Kienow's occupied &
 operating stores)                                            4,713,673    243,941      4,957,614    87%    $3,769,174   $118,290
 Shopping Center space occupied by operating Kienow's
 Grocery                                                            ---    132,122        132,122     2%          ---         ---
----------------------------------------------------------------------------------------------------------------------------------
 Total Shopping Center                                        4,713,673    376,063      5,089,736    89%    $3,769,174   $118,290
==================================================================================================================================
 Single Tenant Retail (exclusive of Kienow's occupied &
 operating stores)                                              299,742        ---        299,742     6%      151,491    $    ---

 Single Tenant Retail space occupied by operating Kienow's
 Grocery                                                            ---     73,154         73,154     1%          ---         ---
----------------------------------------------------------------------------------------------------------------------------------

 Total Single Tenant Retail                                     299,742     73,154        372,896     7%    $ 151,491         ---
==================================================================================================================================

 Commercial                                                     234,985        ---        234,985     4%    $ 291,671    $    ---
----------------------------------------------------------------------------------------------------------------------------------
 Total                                                        5,248,400    449,217      5,697,617   100%    $4,212,336   $118,290
==================================================================================================================================
                                                             Combined     Annualized                Annualized
                                                              monthly     base rent     Percent of   base rent
                                                             base rent     leased       Annualized  per leased
 Total Portfolio                                             (1)(2)(3)    space (4)     base rent   square foot
--------------------------------------------------------------------------------------------------------------------
 Shopping Centers (exclusive of Kienow's occupied &
 operating stores)                                            $3,887,464   $46,649,568       90%      $9.41
 Shopping Center space occupied by operating Kienow's
 Grocery                                                            ---            ---       ---        ---
--------------------------------------------------------------------------------------------------------------------

 Total Shopping Center                                       $3,887,464    $46,649,568       90%      $9.41
====================================================================================================================
 Single Tenant Retail (exclusive of Kienow's occupied &
 operating stores)                                            $ 151,491     $1,817,892        3%      $6.06

 Single Tenant Retail space occupied by operating Kienow's
 Grocery                                                            ---            ---       ---        ---
--------------------------------------------------------------------------------------------------------------------

 Total Single Tenant Retail                                     151,491     $1,817,892        3%      $6.06
====================================================================================================================
 Commercial                                                     291,671     $3,500,050        7%     $14.89
--------------------------------------------------------------------------------------------------------------------
 Total                                                       $4,330,626    $51,967,510      100%      $9.24
====================================================================================================================

(1) Excludes non-core portfolio and leaseholds held by unconsolidated real estate subsidiary.

(2) "Monthly base rent" represents the minimum monthly rent in effect on December 31, 1998.

(3) Excludes monthly base rent for GLA operating & occupied by Kienow's Food Stores.

(4) "Annualized Base Rent" represents the annualized minimum monthly rent in effect on December 31, 1998.

The following table summarizes the composition of the real estate investments owned by the Company and its unconsolidated real estate subsidiary as of December 31, 1998 by type based on amounts invested:

                                                              Company Portfolio
                                                                                Percentage
                                                  Number of       Amount of         of
                                                 Investments   Investments(1)   Investment
----------------------------------------------- -------------- ---------------- ------------
Property Types
     Real Estate Investments
          Shopping Centers                                 37         $395,387          93%
          Single Tenant Retail                              2            3,649           1%
          Commercial                                        5           11,147           3%
          Mortgage Notes                                    3           16,160           4%
----------------------------------------------- -------------- ---------------- ------------
                                                           47         $426,343          96%
=============================================== ============== ================ ============
     Real Estate Properties Held for Sale
          Shopping Centers                                  1          $ 2,032           7%
          Single Tenant Retail                              3           10,549          35%
          Commercial                                        5           17,707          58%
----------------------------------------------- -------------- ---------------- ------------
                                                            9          $30,288         100%
=============================================== ============== ================ ============
     Total Portfolios
          Shopping Centers                                 38         $397,419          84%
          Single Tenant Retail                              5           14,198           3%
          Commercial                                       10           28,854           6%
          Mortgage Notes                                    3           30,288           6%
----------------------------------------------- -------------- ---------------- ------------
                                                           56         $470,759         100%
=============================================== ============== ================ ============

                                                  Unconsolidated Real Estate Subsidiary Portfolio

                                                                                     Percentage
                                                    Number of         Amount of          of
                                                   Investments     Investments(1)    Investment
----------------------------------------------- ------------------ ----------------  -------------
Property Types
     Real Estate Investments
          Shopping Centers                                      8         $ 27,287(2)         69%
          Single Tenant Retail                                  4           12,439            31%
          Commercial                                          ---              ---             0%
          Mortgage Notes                                      ---              ---             0%
----------------------------------------------- ------------------ ----------------  -------------
                                                               12         $ 39,726           100%
=============================================== ================== ================  =============
     Real Estate Properties Held for Sale
          Shopping Centers                                    ---              ---
          Single Tenant Retail                                ---              ---
          Commercial                                            7            4,613           100%
----------------------------------------------- ------------------ ----------------  -------------
                                                                7          $ 4,613           100%
=============================================== ================== ================  =============
     Total Portfolios
          Shopping Centers                                      8          $27,287(2)         62%
          Single Tenant Retail                                  4           12,439            28%
          Commercial                                            7            4,613            10%
          Mortgage Notes                                      ---              ---             0%
----------------------------------------------- ------------------ ----------------  -------------
                                                               19(3)       $44,339           100%
=============================================== ================== ================  =============

(1) Reflects the original cost plus capital improvements, before depreciation and amortization.

(2)  Includes Subsidiary investment in 2 leasehold properties.

(3) These 19 properties are comprised of 10 core retail properties, 7 available for sale commercial properties and 2 retail property leasehold interests

     The following table summarizes the composition of Leasable Square Feet and Occupancy Percentage as of December 31, 1998, by "Same Store" properties versus real estate acquired during 1998.


                                                                                       Unconsolidated Real Estate
                                              Company Portfolio                           Subsidiary Portfolio
                                           Number of   Leasable Square   Occupancy      Number of   Leasable Square   Occupancy
Property Types                            Investments       Feet        Percentage(1)  Investments        Feet       Percentage(1)
----------------------------------------------------------------------------------------------------------------------------------
  "Same Store"  Real Estate
     Investments (2)
       Shopping centers                         35       4,091,654         93.2%              ---             ---           ---
       Single-tenant retail                      5         299,742        100.0%              ---             ---           ---
       Commercial & other                       11         234,985         96.1%              ---             ---           ---
----------------------------------------------------------------------------------------------------------------------------------
                                                51       4,626,381         93.8%              ---             ---           ---
==================================================================================================================================
  Real Estate Investments Acquired
    During 1998
      Shopping centers                           5         622,019         87.7%                6         376,063          59.7%
      Single-tenant retail                     ---             ---          ---                 4          73,154           0.0%
----------------------------------------------------------------------------------------------------------------------------------
                                                 5         622,019         87.7%               10         449,217          49.9%
==================================================================================================================================
    Combined                                    56       5,248,400         93.1%               10         449,217          49.9%
==================================================================================================================================

(1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupied space until: (1) the related lease expires and the tenant is no longer in legal possession or (2) the related lease is formally terminated and the tenant is no longer in legal possession.
(2) "Same Store" real estate investments include those investments owned for the entire two-year period ended December 31, 1998.


       Weighted Average Age of the Company's Real Estate Properties
       ---------------------------------- ----------------- -----------------
                                                                Weighted
                    Property                 Number of        Average Age
                      Type                Investments (1)    (in years) (2)
       ---------------------------------- ----------------- -----------------
Shopping centers                              38                14.3
Single-tenant retail                           5                19.5
Commercial                                    10                15.9
------------------------------------------ ------ -------------------
   Total/Weighted Average                     53                15.0
========================================== ====== ===================

     (1)  This table does not include the Company's 3 investments in mortgages.
     (2) This calculation is weighted by Gross Leasable Area and is based on the original construction date of the property. As such, any expansion or renovation occurring subsequent to the original construction date is not reflected in this calculation.


COMPETITION

There is considerable competition for the consumer dollar in most of the areas where the Company's community shopping center properties are located. The Company believes that its major anchor tenants are strong competitors and will continue to draw consumers to its shopping centers.

The Company competes for quality properties with other investors and engages in a continuing effort to identify desirable properties for acquisition. If the number of prospective buyers for the types of properties the Company considers acquiring increases, the prices of such properties may increase and the yields may decrease. The Company believes it can continue to compete effectively in the current real estate environment because of its experienced staff and management team.

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

MAJOR TENANTS

The Company's principal tenants include substantial, well-recognized retailers such as Food-4-Less, Nob Hill Foods, Pak 'N Save, Raley's, Rite Aid (Thrifty-Payless), Safeway and Save Mart Supermarkets.

At December 31, 1998, Raley's (including its subsidiary, Nob Hill Foods) was the Company's most significant tenant. A grocery and drug retailer, it was a lessee in 22 of the Company's properties and accounted for 20% of the Company's 1998 total revenues. Raley's, a privately owned company, currently operates 116 stores in Northern California and Nevada. The Raley's organization has provided audited financial statements to the Company indicating that its sales exceeded $2.2 billion in its fiscal year ending June 27, 1998. In addition to the audited financial statements, which the Company uses to monitor Raley's financial position and results of operations, the Company receives monthly sales reports for properties leased to Raley's and uses this information to monitor store performance. Additionally, the Company is authorized to provide Raley's audited financial statements to Moody's Investors Service and Standard & Poor's, the Company's rating agencies. As of December 31, 1998, the Company's Senior Notes carry "investment grade" ratings from Moody's Investors Service (Baa3) and Standard & Poor's (BBB-).

The following table provides the location, size and expiration of the Raley's and Nob Hill leases:

                                                                                             Lease
                     Location                       Gross Leasable Area                 Expiration Date
                  -------------                     -------------------                 ---------------
         1.       Watsonville, CA                         26,500                            8/12/02
         2.       Fallon, NV                                   0 (1)                        6/30/03
         3.       Modesto, CA                             49,800                            5/31/04
         4.       Fair Oaks, CA                           59,231                            3/31/06
         5.       Yuba City, CA                           61,842                            9/01/08
         6.       Carson City, NV                         59,018                            8/31/12
         7.       Redding, CA                             60,000                            5/31/14
         8.       Yreka, CA                               60,000                           11/30/14
         9.       Chico, CA                               61,046                            4/30/15
         10.      Winnemucca, NV                          63,024                           12/31/15
         11.      Fallon, NV                              60,114                            2/28/16
         12.      Reno, NV                                61,046                            3/31/16
         13.      Ukiah, CA                               61,046                            6/30/16
         14.      Elko, NV                                61,000                            1/31/17
         15.      Vallejo, CA                             60,114                            9/30/17
         16.      Folsom, CA                              60,114                           12/31/17
         17.      Turlock, CA                             60,114                            2/28/18
         18.      Grass Valley, CA                        60,114                            4/30/18
         19.      Granite Bay, CA                         60,114                            6/30/18
         20.      Suisun City, CA                         60,114                            5/31/19
         21.      Oroville, CA                            59,885                            6/01/19
         22.      Hollister, CA                           47,915                           11/21/19

         (1) Although Raley's no longer occupies this Fallon, Nevada, property, it guarantees the J.C. Penney and Hub leases and makes supplemental lease payments to the Company.

The following table summarizes information on the Company's ten most significant tenants as of December 31, 1998:

                                                                        Company                            Percentage
                                                  Number                  GLA            Percentage of      of  Total
             Tenant                              of Stores           (Square Feet)        Company GlA        Revenue
             ------                              ---------           -------------       -------------     ----------
Raley's.................................                23  (1)        1,253,164                   25%           20%
Safeway/Pak `N Save.....................                 4               193,403                    4%            4%
Home Savings of America.................                 6                76,193                    2%            4%
Save Mart...............................                 7               228,678                    4%            3%
Rite Aid(Thrifty-PayLess )..............                12               304,984                    6%            3%
Food-4-Less (Fleming Foods).............                 3               142,625                    3%            2%
Blockbuster Video.......................                 7                42,228                    1%            1%
Scolari's Supermarkets..................                 1                50,451                    1%            1%
Hollywood Video.........................                 5                32,394                    1%            1%
Heald College...........................                 1                47,150                    1%            1%
                                                                       ---------                   ---           ---
     Total..............................                               2,371,270                   48%           40%
                                                                       =========                   ===           ===

(1) As of December 31, 1998, 22 of the Company's properties were subject to lease agreements with Raley's (and it's subsidiary Nob Hill Foods). During the 12 months ended December 31, 1998, the Company received rental income from this tenant in connection with lease agreements covering 23 of the Company's properties. During 1998, the Company disposed of one of the properties (Nob Hill Foods located in Newman, California.

No single property investment accounted for more than 4.3% of the Company's total revenues in 1998.

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

INSURANCE COVERAGE

Most of the Company's leases require the tenant to be responsible for, or reimburse the Company for, liability insurance coverage on the properties. The Company maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

 While the Company believes its properties are adequately insured, the Company does not carry earthquake, (except for the Windsor, California, property where the secured lender requires earthquake insurance) flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Company's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Company properties in the area of the earthquake could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Company has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

 The Company periodically considers the merits of purchasing earthquake insurance for its properties. To date, the Company has not purchased earthquake insurance because of: (i) the high premiums and deductibles (ii) the Company's geographically diversified portfolio that reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally consist of relatively new, single-story buildings.

TENANT LEASE EXPIRATIONS FOR ALL PROPERTIES

The tables on the following pages set forth information with respect to anchor and non-anchor tenant lease expirations as of December 31, 1998:

                                 ANCHOR TENANTS (1) OF THE COMPANY

                                                                                               Annualized     Average Base
                                                                 Gross       Percentage of      Base Rent       Rent Per
                                                Number of      Leasable      Total Leased         Under        Square Foot
                   Lease Year                    Leases          Area       Gross Leasable       Expiring       of Leases
                   Expiration                  Expiring (2)    Expiring      Area Expiring      Leases (3)       Expiring
                   ----------                  ------------    --------     --------------     -----------    ------------
  1999....................................           1          103,284            3.1%        $   280,500        $ 2.72
  2000....................................           7          117,912            3.5%          1,482,252         12.57
  2001....................................           6          191,231            5.7%            951,708          4.98
  2002....................................           5           93,110            2.8%            381,324          4.10
  2003....................................          10          242,728            7.3%          1,660,368          6.84
  2004....................................           6          139,607            4.2%            978,276          7.01
  2005....................................           2           73,518            2.2%            713,568          9.71
  2006....................................           5          220,186            6.6%          1,645,128          7.47
  2007....................................           2           43,904            1.3%            479,016         10.91
  2008....................................           5          154,687            4.6%          1,505,964          9.74
  Thereafter..............................          45        1,948,267           58.5%         15,791,137          8.11
                                                    --        ---------          ------        -----------         -----
  Total/Weighted Average.................           94        3,328,434          100.0%        $25,869,241        $ 7.77
                                                    ==        =========          ======        ===========         =====

                                NON-ANCHOR TENANTS OF THE COMPANY

                                                                                                                Average Base
                                                                Gross      Percentage of    Annualized Base       Rent Per
                                              Number of       Leasable     Total Leased       Rent Under       Square Foot of
                 Lease Year                    Leases           Area      Gross Leasable       Expiring            Leases
                 Expiration                  Expiring (2)     Expiring    Area Expiring       Leases (3)          Expiring
                 ----------                  ------------    ---------    --------------    ---------------    --------------
   Month-to-month.........................       36             52,454         3.4%           $  780,192           $14.87
   1999...................................      110            221,840        14.3%            2,975,681            13.41
   2000...................................      123            231,852        14.9%            3,421,874            14.76
   2001...................................      123            226,813        14.6%            3,243,420            14.30
   2002...................................       83            201,379        12.9%            3,085,705            15.32
   2003...................................      110            257,171        16.5%            4,265,952            16.59
   2004...................................       27             76,149         4.9%            1,178,796            15.48
   2005...................................       16             64,774         4.2%              925,236            14.28
   2006...................................        6             18,874         1.2%              432,132            22.90
   2007...................................       13             42,720         2.7%              937,296            21.94
   2008...................................       13             54,593         3.5%              905,292            16.58
   Thereafter.............................       35            107,134         6.9%            2,329,980            21.75
                                                ---          ---------       ------          -----------           ------
   Total/Weighted Average.................      695          1,555,753       100.0%          $24,481,556           $15.74
                                                ===          =========       ======          ===========           ======

(1) Anchor tenants are defined as tenants leasing 10,000 square feet or more of leasable area.
(2)  Does not reflect extension options granted to certain tenants.
(3)  Annualized Base Rent at lease expiration.

                          LEASE EXPIRATION DATA FOR ANCHOR (1) AND NON-ANCHOR
                                        TENANTS OF THE COMPANY
   -------------------------------------------------------------------------------------------------
                                                Percentage of
                                                   Total
                                                   Leased       Annualized
                                     Gross          Gross       Base Rent
                     Number of      Leasable      Leasable        Under        Average Base Rent Per
   Lease Year         Leases          Area          Area         Expiring     Square Foot of Expiring
   Expiration       Expiring (2)    Expiring       Expiring     Leases (3)           Leases
   ----------       -----------    ------------    --------    ------------   -----------------------
   month-to-month       36            52,454         1.07%      $  780,192           $14.87
      1999             111           325,124         6.66%       3,256,181            10.02
      2000             130           349,764         7.16%       4,904,126            14.02
      2001             129           418,044         8.56%       4,195,128            10.04
      2002              88           294,489         6.03%       3,467,029            11.77
      2003             120           499,899        10.24%       5,926,320            11.86
      2004              33           215,756         4.42%       2,157,072            10.00
      2005              18           138,292         2.83%       1,638,804            11.85
      2006              11           239,060         4.89%       2,077,260             8.69
      2007              15            86,624         1.77%       1,416,312            16.35
      2008              18           209,280         4.28%       2,411,256            11.52
   Thereafter           80         2,055,401        42.08%      18,121,117             8.82
                     ------        ---------       -------     -----------           ------
Total/Weighted
    Average            790         4,884,187(4)    100.00%     $50,350,798           $10.31
                     ======        =========       =======     ===========           ======

                         LEASE EXPIRATION DATA FOR ANCHOR (1) AND NON-ANCHOR
                  TENANTS OF THE UNCONSOLIDATED REAL ESTATE SUBSIDIARY
   ------------------------------------------------------------------------------------------------
                                                Percentage of
                                                   Total
                                                   Leased       Annualized
                                     Gross          Gross       Base Rent
                     Number of      Leasable      Leasable        Under        Average Base Rent Per
   Lease Year         Leases          Area          Area         Expiring     Square Foot of Expiring
   Expiration       Expiring (2)    Expiring       Expiring     Leases (3)           Leases
   ----------       -----------    ------------    --------    ------------   ---------------------
   month-to-month       19            47,466        21.15%        $290,190            $6.11
      1999              12            18,480         8.23%         147,415             7.98
      2000              17            38,757        17.27%         270,878             6.99
      2001               5            23,263        10.37%         145,512             6.26
      2002               7            47,600        21.21%         251,616             5.29
      2003               1             6,385         2.85%          20,400             3.19
      2004               3             9,687         4.32%         112,920            11.66
      2005               2             8,015         3.57%         104,400            13.03
      2006              --                            --              --               0.00
      2007               1             8,967         4.00%          39,600             4.42
      2008              --                --          --              --               0.00
   Thereafter            1            15,796         7.04%          84,095             5.32
                     ------        ---------       -------     -----------           ------
 Total/Weighted
   Average              68           224,416(5)    100.00%      $1,467,026            $6.54
                     ======        =========       =======     ===========           ======

(1) Anchor tenants are defined as tenants leasing 10,000 square feet or more of leasable area.
(2)  Does not reflect extension options granted to certain tenants.
(3)  Annualized Base Rent at lease expiration.
(4) Total does not include 364,213 square feet GLA of unleased space (354,991 square feet GLA of shopping center and 9,222 square feet GLA of commercial).
(5) Total does not include 132,122 square feet GLA of space occupied and operating as Kienow's, neither does it include 19,249 square feet of GLA of unleased space.

PROPERTY OPERATIONS

The Company is a fully integrated REIT that provides full property operation services to all but two of its properties. Property services includes property management, marketing and leasing services. Direct property management provides for regular interaction between the Company and its tenants and close supervision of its properties.

In order to facilitate its present and future property operating activities, the Company maintains three branch offices which are centrally located to the properties. The offices are located in Granite Bay, and Fresno, California; and Portland, Oregon.

Direct management permits the Company to provide value added services to its tenants. For example, the Company's marketing staff works with the Company's tenants on promotional and advertising activities to draw consumers to the shopping centers. These activities help the Company attract and retain the national, regional and local retail tenants which serve the Company's markets. The Company believes the cost of direct property management and leasing is generally less expensive than employing independent property management, marketing and leasing firms due to lower commissions and fees and certain economies of scale.

One of the Company's properties is managed by an independent property manager and one property is managed by the Company's joint venture partner. Commercial Real Estate Service (CRES) provides management services with respect to Serra Center, located in Colma, California, for fees equal to 3.5% of gross rents. CRES is an affiliate of the co-owner of Serra Center and has been managing the property for approximately 20 years. Gramor Development Washington, LLC, provides management services for the partnership's shopping center, located in Blaine, Washington, for fees equal to 4% of gross rents. In the event the operating return of the property is not adequate to provide the Company its preferential return, management fees are limited to $2,000 per month for such period. With the exception of Gramor Development, none of the above-named property managers are affiliated with the Company, its trustees, officers or any shareholder owning 5% or more of the Company's shares.

Repairs and maintenance of the Company's properties not undertaken by tenants under the terms of the Company's triple-net leases are performed by independent contractors not affiliated with the Company, its trustees or officers, or any shareholder owning 5% or more of the Company's shares.

POTENTIAL ENVIRONMENTAL RISKS

Investments in real property create a potential for environmental liability on the part of the current owner and potentially on the part of the prior owner of such real property. If hazardous substances are discovered on or emanating from any of the Company's properties, the Company and/or others may be held strictly liable for all costs and liabilities relating to the clean-up of such hazardous substances.

In order to mitigate environmental risks, in 1989 the Company adopted a policy of obtaining at least a Phase I environmental study (a preliminary site assessment which does not include environmental sampling, monitoring or laboratory analysis) on each property it seeks to acquire. From time to time, when the Company deems it appropriate, it has obtained independent environmental analyses on properties acquired prior to 1989. Although the Company has no knowledge that any material environmental contamination has occurred, no assurance can be given that hazardous substances are not located under any of its current properties or any of the former properties. The Company carries no insurance coverage expressly for the type of environmental risk described above.

ITEM 2.   PROPERTIES.

Property information is presented on the following pages.

Item 2:   Properties

                                                                    Minimum Rent
                                                                 ------------------     12/31/98           Year        Year Last
      Name                                      Location           1998       1997    Occupancy (1)     Completed      Renovated
      -----------------------------------   -----------------    -------    -------   -------------   --------------   ---------
                                                                  (in thousands)
I.    Minimum Rents

      Shopping Center
      ---------------
      Anderson Square                       Anderson, CA         $   371    $   350       95.33%           1979
      Angel's Camp Town Center              Angel's Camp, CA         598        595       98.51%           1986
      Skypark Plaza Shopping Center         Chico, CA              1,372      1,371       93.30%           1985           1991
      Coalinga Shopping Center              Coalinga, CA             298        293       74.95%           1977
      Serra Center (30% interest)           Colma, CA                531        467      100.00%           1972
      Mercantile Row Shopping Center        Dinuba, CA               745        770       98.93%           1990
      Dublin Shopping Center                Dublin, CA               288          -       69.14%           1970
      Laguna 99 Shopping Center             Elk Grove, CA          1,424      1,426       98.12%           1993
      Northridge Shopping Center            Fair Oaks, CA            714        763       92.60%           1958           1986
      Commonwealth Square Shopping Center   Folsom, CA             1,822      1,561       98.08%           1988
      Victorian Walk Shopping Center        Fresno, CA               775        804       91.41%           1982           1994
      Country Gables Shopping Center        Granite Bay, CA        1,413      1,245       99.14%           1988
      Pinecreek Shopping Center             Grass Valley, CA       1,000        952       96.09%           1988
      Heritage Oak Shopping Center          Gridley, CA              374        436       64.09%           1981
      Centennial Plaza Shopping Center      Hanford, CA            1,211      1,210      100.00%           1991
      Plaza 580 Shopping Center             Livermore, CA          1,492      1,444       98.52%        1993/1996
      Canal Farms Shopping Center           Los Banos, CA            869        849       94.12%           1988
      Mission Ridge Shopping Center         Manteca, CA            1,149      1,141       94.19%           1993
      Century Center                        Modesto, CA            1,544          -       96.76%           1979
      San Antonio Center (3)                Mountain View, CA          -        396         SOLD           1959           1990
      Currier Square Shopping Center        Oroville, CA             773        979       83.24%           1969           1989
      Eastridge Plaza Shopping Center       Porterville, CA          458        466       80.88%           1985
      Belle Mill Landing                    Red Bluff, CA            690        699       88.24%           1982           1995
      Cobblestone Shopping Center           Redding, CA              901        919       85.53%           1981
      Kmart Center                          Sacramento, CA           403        362       91.40%           1964           1986
      Elverta Crossing Shopping Center      Sacramento, CA         1,282      1,172       99.00%           1991           1993
      Heritage Park Shopping Center         Suisun, CA             1,517      1,400       90.02%           1989
      Heritage Place Shopping Center        Tulare, CA               968        888       97.20%           1986
      Blossom Valley Plaza                  Turlock, CA            1,086      1,107       93.93%           1988           1991
      Ukiah Crossroads Shopping Center      Ukiah, CA                911        876       95.83%           1986
      Park Place Shopping Center            Vallejo, CA            1,546      1,577       87.48%           1987
      Lakewood Village                      Windsor, CA            1,675          -       95.33%           1995
      Yreka Junction                        Yreka, CA                851        708       98.37%           1984
      Raley's Shopping Center               Yuba City, CA            922        914      100.00%           1963           1995
      Eagle Station Shopping Center         Carson City, NV          907        857       93.54%           1982

                                                                   Minimum Rent
                                                                 ----------------       12/31/98          Year         Year Last
      Name                                      Location           1998       1997    Occupancy (1)     Completed      Renovated
      -----------------------------------   -----------------    -------    -------   -------------   --------------   ---------
                                                                  (in thousands)
      Elko Junction Shopping Center         Elko, NV               1,515      1,285       93.32%      1979/1994/1996
      Dodge Center (4)                      Fallon, NV               270        224      100.00%           1976           1995
      Caughlin Ranch Shopping Center        Reno, NV               1,132      1,102       97.03%           1990           1991
      North Hills Shopping Center           Reno, NV                 899        843       97.31%           1986
      West Town                             Winnemuca, NV            462        461      100.00%           1978           1991
      Blaine International Center           Blaine, WA               243          -       86.78%           1991
                                                                 -------    -------

                Sub-total - Shopping Center                      $37,398    $32,911
                                                                 -------    -------

      Single Tenant
      -------------
      Carpeteria (3)                        Concord, CA          $     0    $   133        SOLD            1963
      Luckys (2)                            El Cerrito, CA           241        241        SOLD            1964           1983
      Acapulco Y Los Arcos (3)              Fresno, CA                 -         93        SOLD            1972
      Nob Hill General Store (4)            Hollister, CA            480        480      100.00%           1994
      Nob Hill General Store (2)            Newman, CA               305        313        SOLD            1995
      Luckys (3)                            Santa Maria, CA            -         15        SOLD            1962           1995
      Nob Hill General Store (4)            Watsonville, CA          195        195      100.00%           1982
      Raley's Supermarket (4)               Fallon, NV               401        401      100.00%           1991
                                                                 -------    -------
                Sub-total - Single Tenant                        $ 1,622    $ 1,871
                                                                 -------    -------

      Commercial
      ----------
      Old Dominion (2)                      Commerce City, CO       $102        $62        SOLD            1984           1995
      Coast Savings & Loan (4)              Cupertino, CA            216        216      100.00%           1980
      Heald Business College (4)            Milpitas, CA             513        513      100.00%           1987           1995
      Coast Savings & Loan                  Monterey,CA              490        450      100.00%           1963
      Redwood II (4)                        Petaluma, CA              99         25       77.90%           1985
      Coast Savings & Loan (4)              Salinas, CA              336        321      100.00%           1937
      Coast Savings & Loan (Market St)      San Francisco, CA        317        291      100.00%           1964
      Coast Savings & Loan (Taraval St)     San Francisco, CA        357        328      100.00%           1975
      3450 California St                    San Francisco, CA        253        230      100.00%           1957           1987
      Viking Freight Systems (4)            Santa Clara, CA          454        443      100.00%           1978
      Coast Savings & Loan                  Santa Cruz, CA           194        184      100.00%           1980
                                                                 -------    -------
                Sub-total - Commercial                           $ 3,330    $ 3,063
                                                                 -------    -------
                     Total Minimum Rent                          $42,350    $37,845
                                                                 =======    =======

                                                                  Percentage Rents
                                                                 ------------------     12/31/98           Year        Year Last
                                                                  1998       1997    Occupancy (1)     Completed      Renovated
                                                                 -------    -------   -------------   --------------   ---------
                                                                  (in thousands)
II.   Percentage Rent

      SHOPPING CENTER/RETAIL
      Anderson Square                      Anderson, CA          $    47    $    45       95.33%           1979
      Skypark Plaza Shopping Center        Chico, CA                   1          -       93.30%           1985
      Coalinga Shopping Center             Coalinga, CA               37         67       74.95%           1977
      Northridge Shopping Center           Fair Oaks, CA              25         48       92.60%           1958           1986
      Commonwealth Square Shopping Center  Folsom, CA                  1          7       98.08%           1988
      Victorian Walk Shopping Center       Fresno, CA                  -          4       91.41%           1982           1994
      Country Gables Shopping Center       Granite Bay, CA            38          1       99.14%           1988
      Pinecreek Shopping Center            Grass Valley, CA            3          -       96.09%           1988
      Heritage Oak Shopping Center         Gridley, CA                31         39       64.09%           1981
      Century Center                       Modesto, CA               144          -       96.76%           1979
      Cobblestone Shopping Center          Redding, CA                 5         14       85.53%           1981
      Kmart Center                         Sacramento, CA             41         62       91.40%           1964           1986

      Heritage Park Shopping Center        Suisun, CA                  1          1       90.02%           1989
      Blossom Valley Plaza                 Turlock, CA                11          -       93.93%           1988
      Ukiah Crossroads Shopping Center     Ukiah, CA                   5          -       95.83%           1986
      Park Place Shopping Center           Vallejo, CA                 6          9       87.48%           1987
      Eagle Station Shopping Center        Carson City, NV            13         21       93.54%           1982
      Dodge Center (4)                     Fallon, NV                  5         14      100.00%           1976           1995
      Caughlin Ranch Shopping Center       Reno, NV                    -          6       97.03%           1990           1991
      Blaine International Center          Blaine, WA                 13          -       86.78%           1991
                                                                 -------    -------
                Sub-total - Shopping Center                      $   427    $   338
                                                                 -------    -------

      SINGLE TENANT
      Kmart Center                         Napa, CA                  $57        $88      100.00%           1964
      Luckys (3)                           Santa Maria, CA             -         43        SOLD            1962           1995
      Nob Hill General Stores (4)          Watsonville, CA            55         83      100.00%           1982
                                                                 -------    -------
                Sub-total - Single Tenant                        $   112    $   214
                                                                 -------    -------
      Total Percentage Rent                                      $   539    $   552
                                                                 =======    =======

                                                                      Direct
                                                                    Financing
                                                                     Leases(5)
                                                                 ----------------       12/31/98          Year         Year Last
                                                                  1998       1997    Occupancy (1)     Completed      Renovated
                                                                 -------    -------   -------------   --------------   ---------
                                                                  (in thousands)
III.  Direct Financing Leases

      Kmart Center (6)                     Napa, CA                  $27        $66      100.00%           1964
      Viking Freight Systems (7)           Santa Clara, CA            78         89      100.00%           1978
                                                                 -------    -------
         Total Direct Financing Lease Income                     $   105    $   155
                                                                 =======    =======

(1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be included in our occupied space until: 1) the related lease expires and the tenant is no longer in legal possession, or 2) the related lease is formally terminated and the tenant is no longer in legal possession.
(2)  Sold in 1998.
(3)  Sold in 1997.
(4)  Property is being held for sale
(5)  Included in Other Income.
(6) Kmart Center, Napa, California, is accounted for as a direct financing lease. During 1998, the Company received $281,000 in minimum lease payments, of which $27,000 comprised direct financing income and $254,000 is a non-revenue receipt accounted as principal reduction. During 1997, the Company received $281,000 in minimum lease payments, of which $66,000 comprised direct financing income and $215,000 is a non-revenue receipt accounted as principal reduction. This lease expires January 1999.
(7) Viking Freight Systems, Santa Clara, California, is accounted for as a direct financing lease. During 1998., the Company received $189,000 in minimum lease payments, of which $78,000 comprised direct financing income and $111,000 is a non-revenue receipt accounted as principal reduction. During 1997, the Company received $189,000 in minimum lease payments, of which $89,000 comprised direct financing income and $100,000 is a non-revenue receipt accounted as principal reduction. This lease expires September 2003.

ITEM 3.           LEGAL PROCEEDINGS.

The Company is involved in various legal actions arising in the normal course of business. After evaluation of these matters, including consideration of legal counsel's evaluation, management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

Principal Market:

The shares of beneficial interest of the Company, without par value, are listed on the American Stock Exchange under the symbol "WIR". The following table sets forth the high and low closing prices of the shares as reported by the American Stock Exchange:

Quarter Ended                              High                   Low             Dividends
-------------                              ----                   ---             ---------
March 31, 1997                           $13 1/2                $12 1/2             $0.28
June 30, 1997                             14                     12 3/8              0.28
September 30, 1997                        13 7/8                 12 13/16            0.28
December 31, 1997                         14 3/4                 12 11/16            0.28

March 31, 1998                           $15 5/16               $13 1/2             $0.28
June 30, 1998                             15 1/16                12 5/8              0.28
September 30, 1998                        14                     10 7/8              0.28
December 31, 1998                         13                     11 1/16             0.28

Through
  February 28, 1999                      $12 7/16               $10 13/16           $0.28(1)

                       (1)  Paid March 15, 1999

Approximate number of equity security holders:

                  Title of Class                                                     Number of Record Holders
                  --------------                                                     -------------------------
                                                                                     (as of December 31, 1998)

                  Shares of Beneficial Interest, without par value                             1,974

The Company estimates that there were over 18,000 beneficial owners of shares, including owners whose shares were held in brokerage and trust accounts.

ITEM 6.           SELECTED FINANCIAL DATA

                                                           1998         1997          1996           1995         1994
   --------------------------------------------------------------------------------------------------------------------------
   (In thousands, except  per share and share data)

   OPERATING DATA:

   Revenues (1).....................................  $    53,354   $    47,551    $    47,789   $    46,290  $    43,308
   Income before gains on sales of real
      estate investments and extraordinary item.....       11,141         9,602         11,116        10,257        9,911
   Net income ......................................       13,616        12,880         12,231        10,304       15,266
   Funds from operations (2)........................       23,435        22,392         22,274        21,017       20,084
   Cash flows from operating activities.............       23,266        23,145         21,956        20,203       20,212
   Cash dividends paid .............................       19,300        19,207         19,102        18,882       18,683

   BASIC AND DILUTED EARNINGS PER SHARE DATA:

   Income before gains on sales of real estate
      investments and extraordinary item - Basic....  $      0.65   $      0.56    $      0.65   $      0.61  $      0.59
   Net income - Basic...............................         0.79          0.75           0.72          0.61         0.92

   Income before gains on sales of real estate
      investments and extraordinary item - Diluted..         0.64          0.56           0.65          0.61         0.59
   Net income - Diluted.............................         0.78          0.75           0.72          0.61         0.92

   Cash dividends paid..............................         1.12          1.12           1.12          1.12         1.12

   Weighted average number
      of shares outstanding -Basic...................  17,206,868    17,144,674     17,055,496    16,861,324   16,682,675
   Weighted average number
      of shares outstanding -Diluted.................  17,487,443    17,158,292     17,068,701    16,861,324   16,690,498

   BALANCE SHEET DATA:

   Real estate investments (3).......................     500,485   $   399,144    $   400,711   $   395,800  $   389,094
   Total assets......................................     426,891       337,521        339,629       344,571      347,172
   Fixed-rate debt...................................     134,803       124,766        111,207       114,609      116,961
   Bank line.........................................      85,700        19,100         32,250        29,250       23,645
   Shareholders' equity..............................     179,624       186,249        191,948       196,799      202,684

     (1) Revenues comprise minimum rents, percentage rents, recoveries from tenants, interest income and other income.

     (2) The Company considers Funds From Operations (FFO) to be an alternate measure of an equity REIT's performance since FFO does not recognize depreciation and amortization of real estate assets as reductions of income from operations. For a further discussion of FFO, please refer to Management's Discussion and Analysis on page 25.

     (3) Real estate investments reflect acquisition costs and capitalized costs of improvements before deduction of depreciation and amortization, investment in unconsolidated real estate subsidiary and mortgage notes receivable.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                             AND
                                     RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Western Investment Real Estate Trust and its affiliates (the Company) should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report on Form 10-K. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail or commercial businesses in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risk associated with real estate ownership, such as the potential adverse impact of environmental contamination or changes in the local economic climate on the revenues and the value of the Company's properties.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $23,268,000, $23,277,000, and $21,956,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Operating cash flows exceeded dividends paid of $19,300,000, $19,207,000 and $19,102,000, for 1998, 1997 and 1996, respectively.

Net cash used in investing activities was $68,737,000 for the year ended December 31, 1998. Included in this net amount are funds invested in (i) the acquisition of three shopping centers ($35,843,000), (ii) Kienow's Food Stores, Inc., a Portland-based grocery store operator that owns a portfolio of real estate ($26,438,000), (iii) two mortgage notes ($14,869,000), and
(iv) improvements to real estate ($3,728,000). These investments were funded substantially from net draws on the Company's unsecured bank line of credit (the Bank Line) and $11,729,000 in proceeds from the 1997 and 1998 sales of properties.

Net cash provided by financing activities was $45,518,000 for the year ended December 31, 1998. The principal source of financing came from advances on the Company's Bank Line.

On April 28, 1998, the Company increased its unsecured Bank Line from $55 million to $75 million. On October 19, 1998, the Company increased its Bank Line to $100 million and negotiated a reduction in the interest rate from the London Interbank Offered Rate (LIBOR) plus 1.22% to an initial rate of LIBOR plus 1.15%. This commitment extends to September 30, 2001. The purpose of the Bank Line is to provide working capital to facilitate the funding of operating cash needs of the Company, including property acquisitions and development. At December 31, 1998, the balance outstanding on the Bank Line was $85,700,000. The Company intends to renew or replace this facility when it expires.

As of December 31, 1998, the Company's aggregate outstanding indebtedness of $220,503,000 consisted of $124,794,000 in fixed-rate, long-term unsecured Senior Notes, $85,700,000 of borrowings under the Company's variable-rate Bank Line and $10,009,000 under a mortgage note assumed in the acquisition of the Windsor property. Incurrence of debt by the Company, in excess of the Bank Line of $100,000,000 and the above-mentioned Senior Notes, would be subject to limitations imposed under the Company's Senior Notes and Bank Line.

The Company's ratio of debt to undepreciated cost of real estate on December 31, 1998 was 44%. The Company's interest coverage ratio for the year ended December 31, 1998 was 2.8 times.

As of December 31, 1998, only one of the Company's properties was security for a mortgage. However, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company has an ownership interest in two properties where the co-owner is obligated under a note that is secured by the property.

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

At December 31, 1998, the Company owned nine properties that were held for sale. These properties total 355,000 leasable square feet and have a net aggregate carrying value of $22,836,000.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income calculated in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and unusual items. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under NAREIT guidelines for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                                      Year Ended December 31,
                                                                        ----------------------------------------------------
                                                                              1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------
Net Income.........................................................           $13,616          $12,880           $12,231
Less:    Gains on sales of real estate investments.................            (2,475)          (4,898)           (1,115)
Plus:    Real property depreciation................................            10,763            9,799             9,886
         Amortization of tenant improvement costs..................             1,152              826               836
         Amortization of leasing commission costs..................               379              323               436
         Loss on early extinguishment of debt......................               ---            1,620               ---
         Management restructuring charge ..........................               ---            1,842               ---
                                                                        ----------------------------------------------------

Funds From Operations..............................................           $23,435          $22,392           $22,274
                                                                        ====================================================


The dividend payout ratio for the years ended December 31, 1998, 1997 and 1996 (calculated as dividend distributions made by the Company for the applicable period divided by FFO), was 82%, 86% and 86%, respectively.

FFO increased $1,043,000 to $23,435,000 in 1998 from $22,392,000 in 1997. The
1998 increase of 5% is primarily the result of increased revenues partially offset by increased interest and other operating expenses. FFO increased $118,000 to $22,392,000 in 1997 from $22,274,000 in 1996.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Net income increased $736,000 to $13,616,000, or $0.78 per share (calculated using diluted weighted average shares outstanding), in 1998, from $12,880,000, or $0.75 per share (calculated using diluted weighted average shares outstanding), in 1997. This 6% increase in net income is principally due to (i) increased revenues, (ii) the absence, in 1998, of the management restructuring charge and loss on early extinguishment of debt incurred in 1997, partially offset by, (iii) the reduction in gains on sales of properties of $2,423,000 between the years and increased interest and other operating expenses.

During 1998, the Company entered into agreements to acquire or control the operations of several shopping centers. These transactions are the primary contributing factors for increased revenues, increased interest expense and property related expenses:

     - On January 21, 1998, the Company acquired a 214,770 square foot shopping center located in Modesto, California, for $17.5 million.

     - On February 9, 1998, the Company acquired a 126,500 square foot shopping center located in Windsor, California, for $20.9 million.

     - On May 29, 1998, the Company entered into agreements to redevelop and finance, by initially funding a $22.2 million participating mortgage, a shopping center located in Walnut Creek, California. A separate agreement also grants the Company a right of first offer to purchase the property. The participating mortgage, secured by the property, is expected to earn a fixed interest rate of 9.0% plus 25% of the property's cash flow, as defined.

     - On September 9, 1998, the Company entered into a master leasehold interest in a 154,000 square foot shopping center located in Dublin, California, that provides an option to purchase the property at a fixed price during the first quarter of 2001. Under the master lease, Western has full control of all leasing, management and capital-expenditure decisions for the property. As part of the transaction, Western funded an $8.2 million, 8.5% fixed-rate first trust-deed loan secured by the property.

     - On September 25, 1998, through a joint venture arrangement, the Company acquired a 127,600 square foot shopping center located in Blaine, Washington for $7.6 million.

     - On October 30, 1998, the Company completed the acquisition of Kienow's Food Stores, Inc., a Portland, Oregon-based corporation (See Note 5 to the consolidated financial statements).

The Company continually assesses its portfolio for possible dispositions of properties that no longer fit its investment criteria due to limited prospects for growth in income, property type or for other reasons. Two single-tenant retail properties, one industrial property and a parcel of undeveloped land were sold in 1998. The sale of these properties resulted in partial offsets to increases in revenues, interest and property-related expenses:

     - On June 23, 1998, the Company sold a 58,704 square foot parcel of undeveloped land located in North Reno, Nevada, for $292,000, at a loss of $ 30,000.

     - On November 19, 1998, the Company sold a 20,300 square foot industrial property located in Commerce City, Colorado, for $1,100,000, at a loss of $19,000.

     - On December 23, 1998, the Company sold a 41,013, square foot freestanding grocery store located in Newman, California, for $3,536,000, at a gain of $445,000.

     - On December 29, 1998, the Company sold a 34,400, square foot freestanding grocery store located in El Cerrito, California, for $2,752,000, at a gain of $2,079,000.

The average occupancy for all property types (exclusive of the Kienow's portfolio-see Note 5) at December 31, 1998 was 93.8% as compared with the December 31, 1997 percentage of 92.2%.

Other income increased $276,000 to $981,000 in 1998 from $705,000 in 1997, mainly due to fees earned on the Walnut Creek development.

The following table provides information on interest costs for the years ended December 31, 1998, 1997 and 1996 (in thousands, except percentages):

                                                                                        Year Ended December 31,
                                                                        ------------------------------------------------
                                                                                  1998          1997             1996
             -----------------------------------------------------------------------------------------------------------
             Interest incurred.......................................         $13,689        $11,523           $11,417
             Interest capitalized....................................             275             12               128
                                                                        ------------------------------------------------
             Interest expense........................................         $13,414        $11,511           $11,289
                                                                        ------------------------------------------------
                                                                        ------------------------------------------------

             Interest paid...........................................         $12,562         $9,714           $11,217
                                                                        ================================================

             Weighted average interest rate on Bank Line.............            6.83%          7.27%             7.33%

Other operating expense increased $1,401,000 during 1998 to $4,412,000 from $3,011,000 in 1997. This increase is due primarily to (i) increased compensation costs for increased staffing associated with the Company's enhanced acquisition, development and property operations capabilities and (ii) the master lease payment on the Dublin shopping center (see above).

General and administrative expense increased $992,000 during 1998 to $2,733,000 from $1,741,000 in 1997. This increase is primarily due to increased compensation costs.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

Net income increased $649,000 to $12,880,000, or $0.75 per share (calculated using diluted weighted average shares outstanding), in 1997, from $12,231,000, or $0.72 per share (calculated using diluted weighted average shares outstanding), in 1996. This 5% increase in net income is principally due to 1997 gains on sales of properties of $4,898,000 versus gains on sale of $1,115,000 in 1996, partially offset by a $1,842,000 management restructuring charge and a $1,620,000 extraordinary loss resulting from the early extinguishment of debt.

Minimum rents decreased $528,000 to $37,845,000 in 1997 from $38,373,000 in
1996. This decrease primarily reflects the vacancy of the Petaluma property as well as five property dispositions. The properties sold in 1997 were three single-tenant retail properties, one multi-tenant retail property that was part of a large mixed-use center, and one small commercial property. The average occupancy for all property types at December 31, 1997 was 92.2% as compared to the December 31, 1996 percentage of 93.7%.

Interest income increased $336,000 to $361,000 in 1997 from $25,000 in 1996, primarily due to the interest earned on short-term investment of a portion of the 1997 Senior Note sales proceeds until the Convertible Debentures were redeemed. Redemption occurred following a 30-day notification period to holders of the Convertible Debentures.

Interest expense increased $222,000 to $11,511,000 in 1997 from $11,289,000 in 1996, primarily as a result of increased borrowings during the 30-day notification period prior to redeeming the Convertible Debentures, partially offset by reduced borrowings under the Bank Line and reduced interest rates.

Other operating expenses decreased $470,000 to $3,011,000 in 1997 from $3,481,000 in 1996. The most significant factor in this 14% decrease is a reduction in leasing and property management expenses.

As part of the 1997 management restructuring, participants in the Trustee Emeritus and Death and Disability Programs have terminated their participation in these programs. The most significant portion of the management restructuring charge relates to this participation termination.

The early extinguishment loss results from the write-off of deferred debt issuance costs relating to the October 1997 redemption of Convertible Debentures.

INFLATION

Substantially all of the Company's leases with tenants contain provisions that somewhat mitigate the impact of inflation. These provisions include, but are not limited to, clauses providing for increases in base rent and/or clauses enabling the Company to receive percentage rent based on tenants' gross sales. Additionally, substantially all leases require the tenant to pay their proportionate share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

At December 31, 1998, the Company had total debt outstanding with a carrying value of $220,503,000, including $85,700,000 outstanding under its Bank Line. The Bank Line represents approximately 37% of the Company's total liabilities and approximately 17% of the Company's historical cost of real estate owned.

At the present time, borrowings under the Company's Bank Line bear interest at a floating rate. The Company recognizes that its results from operations may be impacted negatively by future increases in interest rates.

While the Company has historically been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 1999 and beyond may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur costs associated with brokerage commissions payable in connection with the reletting of space.

Many other factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations.

COMPUTER SYSTEMS AND THE MILLENNIUM

As a result of computer programs being written using two digits (rather than four digits) to define the applicable year, many computer systems will not be able to process information beyond December 31, 1999. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. At December 31, 1998, a significant portion of the Company's Local Area Network and Wide Area Network are Year 2000 compliant.

During 1998, the Company undertook the conversion and upgrade of its management information system. The Company expects to spend approximately $600,000 by the end of 1999. It is anticipated that the new system will support planned future growth and increase efficiencies relating to property operations. These costs will be recorded as assets and amortized.

Additionally, the Company undertook a survey of its key tenants, vendors, banks and other parties the Company has significant business dealings with to determine if reliance on these external sources could interrupt Company operations. Based on the results of this survey, the Company does not expect its operations to be significantly impacted. However, contingency plans are being considered in order to attempt to mitigate any potential disruption to business operations as a result of non-compliant systems utilized by third parties.

INCOME TAX STATUS AND TAXABILITY OF DIVIDENDS

The Company has elected to be taxed as a real estate investment trust under the applicable provisions of the Internal Revenue Code and the comparable California statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income currently distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is so distributed. Management believes that the Company has qualified, and will continue to qualify, for tax purposes as a real estate investment trust. As the Company intends to make distributions in excess of taxable income, no provision is required to be made for federal or state income taxes in the accompanying financial statements.

Federal taxable income of the Company prior to the dividend-paid deductions for the three years ended December 31, was: $14,619,000 in 1998; $14,327,000 in 1997; and $16,187,000 in 1996. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for leases, depreciation of investment properties and gains on property dispositions.

The table below summarizes the taxability of distributions and dividends paid during the years ended December 31, 1998, 1997 and 1996.



                                                           Year Ended December 31,
                                          ----------------------------------------------------
                                                1998               1997             1996
----------------------------------------- ------------------ ----------------- ---------------
Ordinary income...................              78.1%             67.5%             80.2%

Return of capital.................              20.3%             23.2%             12.6%

Capital gains.....................               1.6%              9.3%              7.2%
                                         ----------------- ----------------- -----------------

Total.............................             100.0%            100.0%            100.0%
                                         ================= ================= =================

No assurances can be made that future dividends and distributions will be treated similarly. Each holder of stock may have a different basis in its stock and accordingly, each holder is advised to consult its tax advisors.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to General Instruction 1 to Item 305 of Regulation S-K, the Company is exposed to interest rate changes primarily as a result of its Bank Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk-management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company's objective with regards to long-term debt is to borrow primarily at fixed rates.

The Company's interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands except for percentages):

                                                                                                             Fair
                                 1999     2000       2001    2002      2003   Thereafter      Total         Value
   -------------------------- --------- -------- ---------- ------- --------- ----------- ----------- -------------
   Variable rate bank line           --     --    $85,700      --        --          --     $85,700       $85,700
   Average interest rate                            6.83%

   Fixed rate senior notes           --     --         --      --        --    $124,794    $124,794      $114,130
   Average interest rate                                                          7.47%

   Fixed rate mortgage note        $201   $217       $234    $252      $272      $8,833     $10,009       $10,009
   Average interest rate          7.61%  7.61%      7.61%   7.61%     7.61%       7.61%




As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time and interest rates.

This discussion of the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward - looking statements.

                      WESTERN INVESTMENT REAL ESTATE TRUST

                        Consolidated Financial Statements

                                       and

                          Financial Statement Schedule

                                Form 10-K Item 8

                                December 31, 1998


                       WESTERN INVESTMENT REAL ESTATE TRUST
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
Independent Auditors' Report                                                 36

Consolidated Balance Sheets - December 31, 1998 and 1997                     37

Consolidated Statements of Income - For the Years Ended
     December 31, 1998, 1997 and 1996                                        38

Consolidated Statements of Shareholders' Equity - For the Years Ended
     December 31, 1998, 1997 and 1996                                        39

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 1998, 1997 and 1996                                        40

Notes to Consolidated Financial Statements                                41-57

Financial Statement Schedule III:  Real Estate and
     Accumulated Depreciation                                             58-59

                                     35

                      Independent Auditors' Report



To the Trustees and Shareholders
Western Investment Real Estate Trust:

We have audited the consolidated financial statements of Western Investment Real Estate Trust (a California real estate investment trust) and subsidiaries as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Investment Real Estate Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 KPMG LLP

San Francisco, California
February 3, 1999, except
For Note 17, which is as of
March 1, 1999




CONSOLIDATED BALANCE SHEETS                                                   WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
ASSETS                                                                                      1998                   1997
                                                                                  ---------------------- --------------------------
                                                                                          (In thousands except share data)

Real estate investments:

   Real estate properties.......................................................            $410,183               $392,470
   Less accumulated depreciation and amortization...............................             (82,660)               (77,642)
                                                                                          -----------            -----------
                                                                                             327,523                314,828

   Real estate properties held for sale.........................................              30,288                  5,382
   Less accumulated depreciation and amortization...............................              (7,452)                (1,861)
                                                                                         ------------           ------------
                                                                                              22,836                  3,521

   Unconsolidated real estate subsidiary (Note 5)...............................              43,854                    ---
   Mortgage notes receivable....................................................              16,160                  1,292
                                                                                          ----------       ----------------
      Net real estate investments...............................................             410,373                319,641

Cash and cash equivalents.......................................................               1,512                  1,463
Accounts receivable, acquisition deposits, and other assets.....................              13,704                 15,279
Deferred debt issuance costs, net...............................................               1,302                  1,138
                                                                                         -----------            -----------
                                                                                            $426,891               $337,521
                                                                                            ========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line (Note 8)..............................................................            $ 85,700              $  19,100
Senior notes, net (Note 8)......................................................             124,794                124,766
Mortgage payable................................................................              10,009                    ---
                                                                                           ---------         --------------
                                                                                             220,503                143,866

Interest payable................................................................               3,670                  2,917
Prepaid rents and security deposits.............................................               2,161                  1,428
Other liabilities...............................................................               3,517                  3,061
                                                                                          ----------            -----------

   Total liabilities............................................................             229,851                151,272
                                                                                            --------              ---------

Minority interests (Note 5).....................................................              17,416                    ---

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized;

      Shares issued or outstanding..............................................                 ---                    ---
   Shares of beneficial interest, no par value,
      Unlimited share authorization.

      Issued and outstanding: December 31, 1998 - 17,216,550 shares.............
                              December 31, 1997 - 17,191,860 shares.............             241,741                242,682

   Accumulated dividends in excess of net income................................             (62,117)               (56,433)
                                                                                             --------            -----------
Commitments and contingencies (Notes 4, 8 and 16)

Total shareholders' equity......................................................             179,624                186,249
                                                                                             -------              ---------
                                                                                            $426,891               $337,521
                                                                                            ========               ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF INCOME                                                         WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------------------------------------------------------
                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  1998             1997              1996
                                                                          ------------------ ---------------- ----------------
                                                                            (In thousands, except per share and share data)
REVENUES:

   Minimum rents.......................................................           $42,350            $37,845          $38,373
   Percentage rents....................................................               539                552              649
   Recoveries from tenants.............................................             8,551              8,088            8,138
   Interest income.....................................................               933                361               25
   Other income........................................................               981                705              604
                                                                                  -------            -------          -------
Total revenues.........................................................            53,354             47,551           47,789
                                                                                  -------            -------          -------

EXPENSES:

   Interest............................................................            13,414             11,511           11,289
   Property operating costs............................................             9,253              8,798            8,933
   Depreciation and amortization.......................................            12,401             11,046           11,264
   Other operating expenses............................................             4,412              3,011            3,481
   General and administrative..........................................             2,733              1,741            1,706
   Management restructuring charge.....................................               ---              1,842           ---
                                                                                  -------            -------          -------
Total expenses.........................................................            42,213             37,949           36,673
                                                                                  -------            -------          -------

   Income before gains on sales of real estate
      investments and extraordinary item...............................            11,141              9,602           11,116

   Gains on sales of real estate investments...........................             2,475              4,898            1,115
                                                                                  -------            -------          -------

   Income before extraordinary item....................................            13,616             14,500           12,231

   Extraordinary item - loss on early extinguishment of debt...........               ---            (1,620)              ---
                                                                                  -------            -------          -------

   Net income..........................................................           $13,616            $12,880          $12,231
                                                                                  =======            =======          =======

Basic earnings per share data:

   Income before gains on sales of real estate
      investments and extraordinary item...............................            $ 0.65            $  0.56          $  0.65
                                                                                   ======            =======          =======
   Gains on sales of real estate investments...........................            $ 0.14            $  0.28          $  0.07
                                                                                   ======            =======          =======
   Income before extraordinary item....................................            $ 0.79            $  0.84          $  0.72
                                                                                   ======            =======          =======
   Extraordinary item - loss on early extinguishment of debt...........             $ ---            $(0.09)        $    ---
                                                                                    =====            =======        ========

   Net income..........................................................            $ 0.79            $  0.75          $  0.72
                                                                                   ======            =======          =======

Diluted earnings per share data:

   Income before gains on sales of real estate
      investments and extraordinary item...............................             $0.64              $0.56            $0.65
                                                                                    =====              =====            =====
   Gains on sales of real estate investments...........................             $0.14              $0.28            $0.07
                                                                                    =====              =====            =====
   Income before extraordinary item....................................             $0.78              $0.84            $0.72
                                                                                    =====              =====            =====
   Extraordinary item - loss on early extinguishment of debt...........             $ ---            $ (0.09)           $ ---
                                                                                    =====            ========           =====

   Net income..........................................................             $0.78              $0.75            $0.72
                                                                                    =====              =====            =====
Cash dividends paid....................................................             $1.12            $  1.12          $  1.12
                                                                                    =====            =======          =======

Weighted average number of shares outstanding-Basic....................        17,206,868         17,144,674       17,055,496
                                                                               ==========         ==========       ==========
Weighted average number of shares outstanding-Diluted..................        17,487,443         17,158,292       17,068,701
                                                                               ==========         ==========       ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                            WESTERN INVESTMENT REAL ESTATE TRUST
---------------------------------------------------------------------------------------------------------------

                                     Years Ended December 31, 1998, 1997 and 1996
                                         (In thousands, except share data)

                                                                                             ACCUMULATED
                                                                                              DIVIDENDS            TOTAL
                                                                  SHARES OF                  IN EXCESS OF         SHARE-
                                                             BENEFICIAL INTEREST                 NET              HOLDERS'
                                                          NUMBER             AMOUNT             INCOME            EQUITY
                                                          ------             ------             ------            ------
Balances, January 1, 1996                                 16,972,496           $240,034           $(43,235)         $196,799

Debenture redemptions................................        165,936              2,020                ---             2,020
Net income...........................................            ---                ---             12,231            12,231
Cash dividends paid..................................            ---                ---            (19,102)          (19,102)
                                                          ----------         ----------         ----------        ----------

Balances, December 31, 1996                               17,138,432            242,054            (50,106)          191,948

Net proceeds from issuance of shares.................         53,160                622                ---               622
Debenture redemptions................................            268                  6                ---                 6
Net income...........................................            ---                ---             12,880            12,880
Cash dividends paid..................................            ---                ---            (19,207)          (19,207)
                                                          ----------         ----------         ----------        ----------

Balances, December 31, 1997                               17,191,860            242,682            (56,433)          186,249

Net proceeds from issuance of shares.................         12,453                182                ---               182
Shares issued under restricted stock plan............         12,237                176                ---               176
Loans to officers....................................            ---             (1,299)               ---            (1,299)
Net income...........................................            ---                ---             13,616            13,616
Cash dividends paid..................................            ---                ---            (19,300)          (19,300)
                                                          ----------         ----------         ----------        ----------

BALANCES DECEMBER 31, 1998                                17,216,550           $241,741           $(62,117)         $179,624
                                                          ==========           ========           =========         ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                          WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------------------------------------------
                                                                                                YEAR ENDED DECEMBER 31,
                                                                                                ----------------------

                                                                                      1998               1997            1996
                                                                              -----------------------------------------------------
                                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................      $  13,616           $ 12,880         $ 12,231
   Adjustments to reconcile net income to net cash provided
         by operating activities:

      Depreciation and amortization..........................................         12,401             11,046           11,264
      Amortization of deferred debt issuance costs...........................            373                369              365
      Gains on sales of real estate investments..............................         (2,475)            (4,898)          (1,115)
      Earned compensation on restricted stock plan...........................            176                ---              ---
      Loss on early extinguishment of debt...................................            ---              1,620              ---
      Increase in accounts receivable and other assets.......................         (2,350)              (418)            (279)
      Increase in accrued rent receivable....................................           (379)              (471)            (797)
      Increase (decrease) in interest payable................................            753              1,440             (164)
      Increase in prepaid rents,
         security deposits and other liabilities.............................          1,153              1,709              451
                                                                                   ---------          ---------       ----------
      Net cash provided by operating activities..............................         23,268             23,277           21,956
                                                                                    --------           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of real estate investments............................          7,237             10,135            1,371
   Proceeds from sale of marketable securities...............................             48                ---              234
   Investment in mortgage note receivable....................................        (14,869)            (1,300)             ---
   (Acquisitions) recovery of acquisition costs of real estate investments...        (35,843)              (283)              36
   Investment in unconsolidated real estate subsidiary.......................        (26,438)               ---              ---
   Funds released from escrow................................................          7,117                ---              ---
   Funds escrowed pending acquisition........................................         (2,625)            (7,117)             ---
   Improvements of real estate investments:

      Build-to-suit developments.............................................           (335)            (1,561)          (4,239)
      New leases.............................................................         (2,725)            (3,264)          (1,707)
      General................................................................           (668)              (666)            (192)
   Recovery of investment in direct financing leases.........................            364                316              272
                                                                                  -----------          ---------       ----------

      Net cash used in investing activities..................................        (68,737)            (3,740)          (4,225)
                                                                                   ----------          ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on bank line.....................................................        107,350             50,050           40,468
   Principal payments on bank line...........................................        (40,750)           (63,200)         (37,468)
   Principal payments on real estate loan payable............................           (156)               ---           (1,294)
   Loans to officers.........................................................         (1,299)               ---              ---
   Redemption of convertible debentures......................................            ---            (61,310)             (40)
   Net proceeds from issuance of shares......................................            182                628              ---
   Net proceeds from senior notes offering...................................            ---             74,851              ---
   Deferred long-term debt issuance costs....................................           (509)              (838)             ---
   Cash dividends paid.......................................................        (19,300)           (19,207)         (19,102)
                                                                                   ----------          ---------       ----------
      Net cash provided by (used in) financing activities....................         45,518            (19,026)         (17,436)
                                                                                   ----------          ---------       ----------

   Net increase in cash and cash equivalents.................................             49                511              295

     Cash and cash equivalents, at beginning of period.......................          1,463                952              657
                                                                                  ----------          ---------       ----------

     Cash and cash equivalents, at end of period.............................     $    1,512          $   1,463       $      952
                                                                                  ==========          =========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest....................................      $  12,562          $   9,714         $ 11,217
                                                                                   =========          =========         ========

NON CASH FINANCING ACTIVITY:

   Real estate acquisition debt..............................................      $  10,164       $        ---     $        ---
                                                                                   =========       ============     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      WESTERN INVESTMENT REAL ESTATE TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:       ORGANIZATION AND BASIS OF PRESENTATION

Founded in 1962, Western Investment Real Estate Trust ("Western") and its affiliates own and operate community and neighborhood shopping centers located in the western United States. At December 31, 1998, Western and its affiliates had investments in 66 properties, primarily anchored by supermarkets and drug stores, containing approximately 5.7 million square feet of gross leasable area. The corporate office of the self-administered equity real estate investment trust is in the San Francisco Bay Area city of Emeryville, California. Its shares are traded on the American Stock Exchange under the symbol "WIR".

The accompanying consolidated financial statements include the accounts of Western, Western/Kienow's L.P. and a joint venture in which Western has a controlling financial interest as of December 31, 1998 (collectively, the Company). Western is the sole general partner in Western/Kienow's L.P. and owned a 60% interest as of December 31, 1998.

The Western and its affiliates use the equity method of accounting to account for investments that do not qualify for consolidation.

All significant intercompany accounts and transactions have been eliminated.

Note 2:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE INVESTMENTS

Properties composing real estate investments are carried at the lower of depreciated cost or fair value. Acquisition and development costs, which include fees and costs incurred in acquiring or developing new properties, are capitalized as incurred. Upon completion of acquisition or construction, these costs are depreciated over the useful lives of the properties on a straight-line basis. The estimated useful lives for properties range from 23 to 40 years for buildings and two to 31 years for improvements.

The Company has adopted FASB No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." Accordingly, in the normal course of the Company's business, when it decides to dispose of a property, the Company will assess the recoverability of the net recorded value of the property and discontinue the periodic depreciation of that property. Additionally, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the recoverability of the carrying value of that property is evaluated. If the sum of the undiscounted, expected future cash flows, exclusive of interest, is less than the carrying value of that asset, a determination of fair value of that asset is made. If the fair value is less than the carrying value of that asset, an impairment charge is recognized. No impairment losses have been recorded in the years ended December 31, 1998, 1997 or 1996.

Included in real estate investments are net investments in two direct financing leases. These investments are carried at the aggregate minimum lease payments to be received over the terms of the leases, plus an estimated residual value, less unearned income.

Expenditures for ordinary maintenance and repairs are expensed as incurred. Significant renovations and improvements that enhance and/or extend the useful life of a property are capitalized and depreciated over its estimated useful life.

LEASING COMMISSIONS AND LEASING-RELATED COSTS

Direct, incremental leasing commissions and leasing-related costs are capitalized and amortized over the terms of the associated leases. The following table provides a reconciliation of leasing commissions and leasing-related costs:

                                                                             Year Ended December 31,
                                                       --------------------------------------------------------------------
                                                                  1998                   1997                  1996
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year......................              $1,630                 $1,587                $1,673
    Additions.....................................                 761                    366                   350
    Dispositions..................................                 (37)                   ---                   ---
    Amortization..................................                (379)                  (323)                 (436)
                                                      --------------------------------------------------------------
Balance at end of year............................              $1,975                 $1,630                $1,587
                                                      ===================================================================

RENTAL INCOME

The Company accrues base rental income (minimum contractual lease payments) as earned. Certain of the Company's leases provide for additional rent based on specified percentages of the lessee's store sales. Such percentage-based rental income was recognized during 1996, 1997 and the first two quarters of 1998, based on estimates. Commencing on July 1, 1998, for the last two quarters of 1998, the Company recognized percentage-based rental income in accordance with EITF 98-9 issued in May 1998. EITF 98-9 permits revenue recognition of percentage-based rental income only when tenants sales exceed the level at which percentage-based rents are owed. In November 1998, the EITF amended 98-9, permitting use of the requirements thereof or the method used prior to its issuance. The Securities and Exchange Commission ("SEC") has this issue under review and may require companies to account for percentage-based rental income as originally required by EITF 98-9. Western's recognition of percentage-based rental income is in accordance with such original requirements. The effect of this change on the Company's financial results for the last two quarters of 1998 was to reduce percentage rents by approximately $300,000.

The Company recognizes rental income and related accrued rental receivable in accordance with FASB No. 13, "ACCOUNTING FOR LEASES." Accrued rent receivable (straight-line rental revenues in excess of contractually required payments) included in income was $379,000 in 1998, $471,000 in 1997 and $797,000 in 1996.

CASH EQUIVALENTS

Cash equivalents comprise certain highly liquid investments with original maturities of less than three months.

DEFERRED DEBT ISSUANCE COSTS

Deferred debt issuance costs incurred in connection with the issuance of debt are amortized over the term of the associated debt arrangements using a method that approximates the interest method.

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

RECLASSIFICATION

Certain prior-year financial statement amounts and related footnote information for 1997 and 1996 have been reclassified to conform with the 1998 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Financial Accounting Statement No. 133 (FASB 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The Company will adopt FASB 133 for interim periods beginning in 2000, the effective date of FASB
133. Management believes that the adoption of this Statement will not have a material impact on the Company's financial statements.

Note 3:  REAL ESTATE INVESTMENTS

The following table provides a reconciliation of real estate properties, properties held for sale and the related accumulated depreciation and amortization for each (in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                  1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE PROPERTIES:
   Balance at beginning of year........................................         $392,470         $384,550          $395,800
   Increases:     Acquisitions ........................................           46,064              288               ---
                  Improvements.........................................            2,967            4,878             5,788
                  Properties reclassified from held for sale...........              ---            3,070               ---
   Decreases:     Properties reclassified as held for sale.............          (30,593)             ---           (16,161)
                  Dispositions.........................................             (304)             ---              (569)
                  Recovery of acquisition costs........................              (57)             ---               (36)
                  Amortization of direct financing leases..............             (364)            (316)             (272)
                                                                                --------         --------          --------
   Balance at end of year..............................................         $410,183         $392,470          $384,550
                                                                                ========         ========          ========

  ACCUMULATED DEPRECIATION AND AMORTIZATION:
   Balance at beginning of year........................................        $  77,642        $  66,271         $  61,249
   Increases:     Additions charged to operations......................           11,915           10,625            10,722
                  Accumulated depreciation of properties
                     reclassified from held for sale...................              ---              746               ---
   Decreases:     Dispositions.........................................              ---              ---              (175)
                  Accumulated depreciation of properties
                     held for sale.....................................           (6,897)             ---            (5,525)
                                                                                --------         --------          --------
   Balance at end of year..............................................        $  82,660        $  77,642         $  66,271
                                                                               =========        =========         =========

REAL ESTATE PROPERTIES HELD FOR SALE:

   Balance at beginning of year........................................       $    5,382        $  16,161     $         ---
   Increases:     Improvements.........................................              ---               29               ---
                  Properties reclassified as held for sale.............           30,593               --            16,161
   Decreases:     Properties no longer held for sale...................              ---           (3,070)              ---
                  Dispositions.........................................           (5,687)          (7,738)              ---
                                                                                --------         --------          --------
   Balance at end of year..............................................         $ 30,288       $    5,382         $  16,161
                                                                                ========       ==========         =========

  ACCUMULATED DEPRECIATION AND AMORTIZATION:

   Balance at beginning of year........................................        $   1,861       $    5,525     $         ---
   Increases:     Accumulated depreciation of properties
                     reclassified as held for sale.....................            6,897              ---             5,525
   Decreases:     Accumulated depreciation of properties
                     removed from market...............................              ---             (746)              ---
                  Dispositions.........................................           (1,306)          (2,918)              ---
                                                                               ----------      -----------   --------------
   Balance at end of year..............................................        $   7,452       $    1,861        $    5,525
                                                                               =========       ==========        ==========


At December 31, 1998, the Company owned nine properties that were held for sale. These properties total 355,000 leasable square feet and have a net aggregate carrying value of $22,836,000. The Company has determined that these properties do not meet the Company's long-term strategic objectives, has developed disposition plans, and is marketing the properties for sale. Estimated fair values for these properties are in excess of recorded carrying values. The Company ceases depreciation on assets classified as held for sale. The net operating income from these properties included in 1998 operations was $3,008,000. It is anticipated that these properties will be sold in 1999.

As of December 31, 1998, only one of the Company's properties was security for a mortgage. However, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company has an ownership interest in two properties where the co-owner is obligated under a note that is secured by the property.

Most of the Company's leases require the tenant to be responsible for, or reimburse the Company for, liability insurance coverage on the properties. The Company maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

While the Company believes its properties are adequately insured, the Company does not carry earthquake (except for the Windsor, California, property where the secured lender requires earthquake insurance), flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Company's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Company properties could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Company has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

The Company periodically considers the merits of purchasing earthquake insurance for its properties. To date, the Company has not purchased earthquake insurance because of (i) the high premiums and deductibles and (ii) the Company's geographically diversified portfolio that reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally consist of relatively new, single-story buildings.


Note 4:           CAPITAL EXPENDITURES

It is the Company's practice to capitalize costs that exceed $4,000 and are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the twelve months ended December 31, 1998, and 1997 are as follows (in thousands):

                                                                               Twelve Months Ended December 31,
                                                                      ----------------------------------------------------
                                                                                1998                       1997
--------------------------------------------------------------------- -------------------------- -------------------------
"Build to Suit" capital improvements...........................                   $335                     $1,561
Capitalized costs incurred in connection with leasing previously
    UNLEASED space.............................................                     78                        142
Capitalized costs incurred in connection with leasing previously
    LEASED space...............................................                  2,647                      3,122
Capitalized costs that relate to improvements to common
    areas......................................................                    668                        666
                                                                                ------                     ------
Total capitalized expenditures.................................                 $3,728                     $5,491
                                                                                ======                     ======

Improvements...................................................                 $2,967                     $4,907
Leasing-related costs..........................................                    761                        584
                                                                                ------                     ------
Total capitalized expenditures.................................                 $3,728                     $5,491
                                                                                ======                     ======


During the year ended December 31, 1998, the Company entered into new leases that obligate the Company to fund leasing commissions, tenant improvements and build-to-suit developments. These obligations relate both to new leases and lease renewals, a portion of which were funded during 1998 and are reflected in the preceding table. In addition, a portion remains an obligation of the Company at December 31, 1998 (See Note 16).

The aggregate and per square foot information for 1998 is as follows (in thousands, except for per square foot data):

-----------------------------------------------------------------------------------------------------------------------
                                                                        NEW LEASES

                                                                           TENANT                      LEASING
                                        BUILD TO SUIT                   IMPROVEMENTS                 COMMISSIONS
                                        -------------                   ------------                 -----------
                                                   PER                            PER                            PER
                                   AGGREGATE     SQUARE        AGGREGATE         SQUARE        AGGREGATE       SQUARE
         PROPERTY TYPE              AMOUNT        FOOT           AMOUNT           FOOT           AMOUNT         FOOT
         -------------              -------     --------         -------        --------         -------      ------
Shopping centers  retail
properties                                ---          ---            $1,860         $7.50             $551      $2.22

Commercial                                ---          ---               681        $18.27              205      $5.50

Industrial                                ---          ---               ---           ---              ---        ---

-----------------------------------------------------------------------------------------------------------------------
                                                                        RENEWAL LEASES

                                                   TENANT                                        LEASING
                                                 IMPROVEMENTS                                 COMMISSIONS
                                                 ------------                                 -----------
                                                                PER                                         PER
                                       AGGREGATE               SQUARE               AGGREGATE              SQUARE
        PROPERTY TYPE                   AMOUNT                  FOOT                  AMOUNT                FOOT
        -------------                  ---------               ------               ---------              ------
Shopping centers and
  retail properties                      $98                   $0.40                  $204                 $0.82

Commercial                               ---                    ---                    ---                  ---

Industrial                               ---                    ---                    ---                  ---
-----------------------------------------------------------------------------------------------------------------


Note 5:           UNCONSOLIDATED REAL ESTATE SUBSIDIARY

In October 1998, the Company acquired Kienow's Food Stores, Inc. (Kienow's), a Portland, Oregon-based grocery wholesaler and retailer, whose principal assets are its real estate properties, in a transaction valued at approximately $55 million. Following an agreed-upon $11,000,000 stock redemption from Kienow's cash on hand, the purchase price was paid $26,240,000 in cash and by issuance of 1,432,364 units in a newly formed DownREIT limited partnership valued at $17,416,000. The limited partnership units are exchangeable into shares of the Company on a one-for-one basis after certain conditions have been met. The acquisition has been accounted for by the purchase method. The Company consolidates the DownREIT limited partnership, which accounts for its investment in the newly formed parent company of Kienow's, on the equity basis of accounting. The interests of the limited partners in the DownREIT limited partnership are presented as minority interests in the accompanying consolidated financial statements.

The 545,495 square foot real estate portfolio of Kienow's comprises six shopping centers, four freestanding stores and seven non-core properties. The Company intends to retain and redevelop 10 core retail properties (six shopping centers and four freestanding stores), encompassing 449,217 square feet, located in the greater Portland area. After completing the disposition of the seven non-core properties and renovating the 10 core properties, it is anticipated that the net real estate value at cost will be approximately $43,000,000.

The Company intends to discontinue the wholesale and retail grocery operations, retenant the anchor-store space of the 10 core properties and dispose of non-core properties. The purchase price was allocated to the core properties after valuing the properties to be disposed of at estimates of net realizable value. There was no excess of purchase price over the value of the assets acquired. As certain properties have and will be disposed of and as the remaining Kienow's properties will be converted from operating wholesale and retail grocery businesses to rental properties, historical revenues and net income of Kienow's are not relevant to the past or present operating results of the Company.

Since the close of escrow (October 30, 1998), the Company has been engaged in the process of redeveloping and retenanting the core properties. During the period from October 30, 1998 to December 31, 1998, the Company capitalized $255,000 of interest expense and has reduced its investment by $139,000 of incidental income generated by the Kienow's operations.

Summarized financial information for Kienow's as of December 31, 1998 is as follows (in thousands):

                Total assets             $47,984
                Total  liabilities        (4,196)
                Net assets               $43,788

With respect to the planned disposition of the non-core properties, any gains or losses on disposition will be accounted for as adjustments to the purchase price of the core properties (See Note 17).

Note 6:       LEASES

OPERATING LEASE-RECEIVABLE

Future minimum lease payments scheduled to be received under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):

                        1999                                 $  43,800
                        2000                                    41,274
                        2001                                    36,841
                        2002                                    33,760
                        2003                                    29,820
                        Thereafter                             218,723
                                                              --------
                        Total                                 $404,218
                                                              ========

DIRECT FINANCING LEASE - RECEIVABLE

Future minimum lease payments scheduled to be received under direct financing leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, range from $212,000 in 1999 to $142,000 in 2003.

At December 31, 1998, the Company's investment in direct financing leases was $1,118,000, and was determined by adding the estimated residual value of $383,000 to the total remaining minimum lease payments of $920,000, less unearned income of $185,000. The original cost of the properties subject to these direct financing leases was $4,449,000. Included in other income is income recorded under direct financing leases of $105,000, $155,000 and $197,000 in 1998, 1997 and 1996, respectively.

OPERATING LEASE - PAYABLE

Future minimum lease payments scheduled to be paid that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):

                        1999                                         $ 831
                        2000                                           853
                        2001                                         1,489
                        2002                                         1,529
                        2003                                         1,577
                        Thereafter                                  15,240
                                                                  --------
                        Total                                     $ 21,519
                                                                  ========



Note 7:       MAJOR TENANT

Total revenues attributable to the 23 anchor store properties dispersed throughout Northern California and Nevada and leased to Raley's (including its subsidiary, Nob Hill Foods), a grocery and drug retailer, and the Company's most significant tenant, were $10,413,000, $9,178,000 and $9,382,000 in 1998, 1997 and 1996, respectively. These amounts represented 20%, 19% and 20% of total revenues during 1998, 1997 and 1996, respectively.

Note 8:       BANK LINE AND NOTES PAYABLE

BANK LINE OF CREDIT

At December 31, 1998, the Company had $85,700,000 outstanding under its $100,000,000 unsecured bank line of credit (the Bank Line). Interest on funds drawn under the Bank Line is LIBOR plus 1.15% and is payable at the maturity of each LIBOR contract. At December 31, 1998, the weighted average interest rate was 6.38%. In addition, the Company pays an annual fee of one quarter of one percent (0.25%) of the total commitment. The Company is not required to pledge any assets or maintain compensating balances for this Bank Line, although the Company has agreed to certain covenants that impose limitations on the incurrence of debt and other restrictions. Additionally, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company intends to renew or replace this facility before it expires on September 30, 2001.

In connection with the redevelopment of a property located in Walnut Creek, California, the Company has obtained an irrevocable standby letter of credit in the amount of $3,336,000 from one of the lenders with which the Company has its Bank Line. The amount available under the Bank Line is reduced by the amount of the letter of credit. This letter of credit expires April 30, 2006.

SENIOR NOTES

In February 1994, the Company sold $50,000,000 of unsecured Senior Notes (the 1994 Notes) in a public offering. The 1994 Notes are due in 2004 and contain certain covenants that impose limitations on the incurrence of debt and other restrictions. These restrictions include a cap on total borrowings, minimum shareholders' equity and income-coverage requirements. The 1994 Notes are not redeemable prior to maturity.

In September 1997, the Company sold $75,000,000 of unsecured Senior Notes (the 1997 Notes) in a public offering, comprising $25,000,000 due 2006, $25,000,000 due 2008 and $25,000,000 due 2010. The 1997 Notes were issued under the Company's $150,000,000 shelf registration.

All Senior Notes outstanding at December 31, 1998 are summarized in the following table (in thousands except for interest rate and year data):

                       Net Amount        Coupon Interest Rate           Due Date               Years to Maturity
----------------------------------------------------------------------------------------------------------------
                         $49,925                 7.875%            February   15, 2004                  5
                          24,970                 7.100%             September 15, 2006                  8
                          24,948                 7.200%             September 15, 2008                 10
                          24,951                 7.300%             September 15, 2010                 12
                        --------                 ======                                                ==
Total/Weighted
Average                 $124,794                 7.470%                                                 8
                        ========                 ======                                                ==

As of December 31, 1998, the Senior Notes carried "investment grade" ratings from Moody's Investor Service (Baa3) and Standard & Poor's (BBB-).

Note 9:       LOANS TO RELATED PARTIES

The Board of Trustees approved loans totaling $1.3 million to the Company's Chief Executive Officer; Chief Financial Officer; Senior Vice President, Investments; and Senior Vice President, Operations. The loan proceeds were used to fund the purchase of Company shares of beneficial ownership by these individuals in order to increase their ownership in the Company and to more closely align their interests with those of shareholders. The loans bear interest at a rate of 5.58%, are recourse and are secured by a pledge of certain shares of beneficial ownership of the Company.

The Board of Trustees also approved loans to the Company's Chief Executive Officer and Chief Financial Officer to fund their acquisition of the common stock of Western Real Estate Services, Inc. (WRESI), in which the Company has a 97% economic interest. WRESI was formed to facilitate the acquisition of Kienow's (see Note 5). The amount loaned to each individual was $283,750 with interest at 7.5% and maturity dates of October 30, 2008.

Note 10:      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB No. 107 requires disclosure about fair value for all financial instruments. The Company believes that the carrying amount approximates fair value for cash, cash equivalents and interest payable as of December 31, 1998 and 1997, due to the short-term nature of these instruments.

The Company further believes that the carrying amounts of the Bank Line and mortgage payable approximate fair value as of December 31, 1998 and 1997 because interest rates and yields for these instruments are consistent with yields currently available to the Company. The fair value of the Company's Senior Notes are based on quoted market prices.

The estimated fair values of the Company's financial instruments as of December 31 are stated in the following table (in thousands):

                                                                     1998                                 1997
                                                     -------------------------------------------------------------------
                                                         CARRYING             FAIR             Carrying            Fair
                                                          AMOUNT              VALUE             Amount             Value
                                                     -------------------------------------------------------------------
Cash and cash equivalents............................ $    1,512         $    1,512          $   1,463        $    1,463

Bank line ........................................... $   85,700          $  85,700          $  19,100         $  19,100
Senior notes ........................................    124,794            114,130            124,766           125,848
Mortgage payable.....................................     10,009             10,009                ---               ---
Interest payable.....................................      3,670              3,670              2,917             2,917


Note 11:      SEGMENT DISCLOSURE

FASB No. 131 requires disclosure about segments of the Company and related information.

The Company evaluates performance and makes resource-allocation decisions on an individual property basis. For financial reporting purposes, the Company has grouped its properties into three segments: shopping centers, single-tenant retail and other commercial properties. Investments principally consist of real estate, but also include real estate secured loans (three) and a real estate joint venture (one).

Non-segment revenue consists mainly of interest income. Non-segment assets include cash, accounts receivable and deferred financing costs.

The accounting policies of the segments are the same as those described in Note
1.

The Company assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income, calculated in accordance with generally accepted accounting principles (GAAP), plus depreciation and amortization of assets uniquely significant to the real estate industry (a) reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and unusual items and (b) after adjustments for unconsolidated partnerships and joint ventures, so as to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

The revenues, profit (loss), assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 1998, 1997 and 1996 (in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                  1998             1997              1996
----------------------------------------------------------------------------------------------------------------------------
REVENUES
         Shopping centers                                                        $46,746          $41,121           $40,761
         Single-tenant retail                                                      2,428            2,722             3,045
         Other commercial                                                          4,072            3,360             3,863
         Non-segment                                                                 108              348               120
                                                                                 -------          -------           -------
                Total revenue                                                    $53,354          $47,551           $47,789
                                                                                 =======          =======           =======

PROFIT   (LOSS) Funds from operations:

         Shopping centers                                                        $37,119          $32,310           $31,697
         Single-tenant retail                                                      2,292            2,591             2,908
         Other commercial                                                          3,795            3,035             3,525
                                                                                 -------          -------           -------
                Total segment contribution to FFO                                 43,206           37,936            38,130

         Interest income                                                              93              359                24
         Other income                                                                 15              (11)               96
         Interest expense                                                        (13,414)         (11,511)          (11,289)
         Other operating expenses                                                 (3,624)          (2,542)           (2,875)
         Personal property depreciation                                             (108)             (98)             (106)
         General and administrative                                               (2,733)          (1,741)           (1,706)
                                                                                  -------          -------           -------
                Consolidated FFO                                                  23,435           22,392            22,274

         Depreciation and amortization                                           (12,294)         (10,948)          (11,158)
         Gains on sales of real estate investments                                 2,475            4,898             1,115
         Loss on early extinguishment of debt                                        ---           (1,620)             ---
         Management restructuring charges                                            ---           (1,842)             ---
                                                                                 -------          -------           -------
         Net income                                                              $13,616          $12,880           $12,231
                                                                                 =======          =======           =======


                                                                             YEAR ENDED DECEMBER 31,
                                                                                  1998            1997
-----------------------------------------------------------------------------------------------------------
ASSETS
         Shopping centers                                                       $364,879         $285,521
         Single-tenant retail                                                     20,352           10,925
         Other commercial                                                         25,627           21,903
         Non-segment                                                              16,033           19,172
                                                                                --------         --------
                  Total assets                                                  $426,891         $337,521
                                                                                ========         ========



                                                                                          Year Ended December 31,
                                                                                --------------------------------------------
                                                                                         1998         1997           1996
----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE INVESTMENT CAPITAL EXPENDITURES

          Acquisitions

                  Shopping centers                                                       $35,843    $ 283         $  ---
                  Single-tenant retail                                                       ---      ---            ---
                  Other commercial                                                           ---      ---            ---
                                                                                         -------    -----         ------
                       Total acquisitions                                                $35,843    $ 283         $  ---
                                                                                         =======    =====         ======
          Developments

                  Shopping centers                                                      $  2,691   $5,442         $5,923
                  Single-tenant retail                                                       ---      ---            ---
                  Other commercial                                                         1,036       49            215
                                                                                         -------    -----         ------
                       Total developments                                               $  3,727   $5,491         $6,138
                                                                                        ========   ======         ======

Note 12:      STOCK OPTION PLAN

1988 STOCK OPTION PLAN

In May 1988, the Company adopted a non-qualified stock option plan (the "1988 Plan"). The purchase price of shares of beneficial interest purchased pursuant to this plan is to be not less than the fair market value of the shares on the date of grant. Options granted under the plan, which expire six years from the grant date if not exercised, vest and become exercisable at a rate of 20% per year from the date of grant until completely vested. A total of 300,000 shares of beneficial interest have been authorized under the Plan. In 1998, as part of adopting a new Equity Incentive Plan, the 1988 Plan was terminated; consequently, no further options will be granted under the 1988 Plan.

Activity in the Company's 1988 share option plan during the three years ended December 31, 1998, is summarized in the following table:

                                                     Shares Available             Options                  Weighted
                                                        for Future              Granted and                Average
                                                      Options Grants            Outstanding             Exercise Price
----------------------------------------------------------------------------------------------------------------------
12/31/95  Balance                                            50,840                249,000                  $12.57
----------------------------------------------------------------------------------------------------------------------
                          Exercised                             ---                    ---                     ---
                          Expired                             6,000                 (6,000)                 $11.66
                          Granted                           (29,000)                29,000                  $13.31
----------------------------------------------------------------------------------------------------------------------
12/31/96  Balance                                            27,840                272,000                  $12.67
----------------------------------------------------------------------------------------------------------------------
                          Exercised                             ---                (53,160)                 $11.72
                          Expired                             9,040                 (9,040)                 $12.45
                          Granted                           (36,300)                36,300                  $13.59
----------------------------------------------------------------------------------------------------------------------
12/31/97  Balance                                               580                246,100                  $13.02
----------------------------------------------------------------------------------------------------------------------
                          Exercised                             ---                 (1,400)                 $11.46
                          Expired                             8,300                 (8,300)                 $12.76
                          Plan Terminated                    (8,880)                   ---                     ---
----------------------------------------------------------------------------------------------------------------------
12/31/97 Balance                                                ---                236,400                  $13.03
----------------------------------------------------------------------------------------------------------------------


The following table summarizes information about the Company's 1988 Plan outstanding at December 31, 1998:

                                       OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------              ----------------------
                              Number of                Weighted            Weighted                            Weighted
                               Options                  Average             Average                             Average
      Range of             Outstanding at              Remaining           Exercise                            Exercise
  Exercise Prices         December 31, 1998        Contractual life          Price               Options         Price
-----------------------------------------------------------------------------------              ----------------------
   $11.00-$13.88               236,400                 2.3 years            $13.03               191,240        $13.04


1998 EQUITY INCENTIVE PLAN

In May 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan"). This Plan permits the Company to grant incentive stock options, restricted stock, unrestricted stock, stock appreciation rights and non-qualified stock options. A total of 850,000 shares of beneficial interest have been authorized under the 1998 Plan.

Activity in the Company's 1998 Equity Incentive Plan is summarized in the following table:

                                  Shares
                                 Available                                                              Non-           Weighted
                                   for       Incentive                                  Stock         Qualified        Average
                                 Future        Stock        Restricted  Unrestricted  Appreciation      Stock          Exercise
                                 Grants       Options        Stock         Stock         Rights        Options           Price
----------------------------- ------------- ------------- ------------ ------------- ------------- -------------- -------------
12/31/1997  Balance                   -0-            -0-          -0-           -0-           -0-            -0-         $ -0-
----------------------------- ------------- ------------- ------------ ------------- ------------- -------------- -------------
Plan Adopted                       850,000           ---          ---           ---           ---            ---         $ ---
Options Granted                   (532,000)      532,000                                                                $13.92
Options Expired                      1,500        (1,500)                                                               $13.00
Restricted Stock Granted           (41,500)                    41,500                                                   $14.36
Restricted Stock Issued                                      (12,237)                                                   $14.40

----------------------------- ------------- ------------- ------------ ------------- ------------- -------------- -------------
12/31/1998  BALANCE                278,000       530,500       29,263           -0-           -0-            -0-        $13.95
----------------------------- ------------- ------------- ------------ ------------- ------------- -------------- -------------


The following table summarizes information about the Company's 1998 Equity Incentive Plan grants outstanding at December 31, 1998:

                                                    GRANTS OUTSTANDING
                                            ---------------------------------
                                            Number of                Weighted                 Weighted
                                             Grants                  Average                  Average
                    Range of             Outstanding at             Remaining                 Exercise
                Exercise Prices         December 31, 1998        Contractual life              Price
             ----------------------- ------------------------ ----------------------- -------------------------
                 $12.59-$14.78               559,763                5.0 years                  $13.95


ACCOUNTING FOR STOCK-BASED COMPENSATION

Under FASB No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has elected to continue to follow Accounting Principles Board Opinion 25 to account for stock-based compensation and to make the disclosures set forth below as required by FASB No. 123. Consequently, the Company has recorded no compensation costs related to its stock options granted during 1998, 1997 and 1996.

The pro-forma effects on net income and net income pershare data as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans are as follows (in thousands, except for per share data):

                                                                 Year Ended December 31,
                                           1998                            1997                            1996
                               ------------------------------ -------------------------------- ----------------------------
                                     AS          ADJUSTED           As           Adjusted           As          Adjusted
                                  REPORTED      PRO-FORMA        Reported        Pro-Forma       Reported      Pro-Forma
                                 ------------ --------------- --------------- ---------------- -----------   -------------
Net income                         $13,616       $13,299         $12,880          $12,852         $12,231       $12,214
Per share net income-Basic          $0.79         $0.78           $0.75            $0.75           $0.72         $0.72

The weighted average fair value per option granted during the year ended December 31, 1998, 1997 and 1996, estimated on the date of grant using an option-pricing model that approximates the Black-Scholes method, was $1.48, $1.58 and $1.69, respectively. The exercise price of options granted was the market price on the date of grant. The following assumptions were used for the options granted in 1998, 1997 and 1996, respectively: risk-free interest rate of 4.67%, 5.86% and 6.05%; forfeiture rate, 2.3%, 8.6% and 7.4%; share-volatility rate, 20.9%, 21.1% and 21.9%; and dividend yield, 8.05%, 8.18% and 8.37%.

Note 13:      DIVIDEND REINVESTMENT PLAN

In accordance with the Dividend Reinvestment and Share Purchase Plan adopted by the Company in 1990, during 1998, the Company received $166,000 net of issuance costs and issued 11,053 shares of beneficial interest. Additionally, $495,000 in dividend reinvestment proceeds were used to purchase shares in the open market for participating shareholders in 1998. During 1997 and 1996, dividend reinvestment proceeds of $699,000 and $706,000, respectively, were used to purchase shares in the open market for participating shareholders.

Note 14:      EARNINGS PER SHARE

In February 1997, the FASB issued FASB No. 128, "EARNINGS PER SHARE." The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earnings per share. A reconciliation of the denominator used in the calculation of "DILUTED EARNINGS PER SHARE" for the year ended December 31, 1998, 1997 and 1996 is shown below:

                                                                                      Year Ended December 31,

                                                                        ----------------------------------------------------
                                                                               1998             1997              1996
                                                                        ----------------------------------------------------
Weighted average shares outstanding...............................           17,206,868       17,144,674        17,055,496

Plus: Options with exercise prices below year-end
              market price of common stock .......................               11,931           13,618            13,205
         Stock issued under restricted stock plan.................               29,263              ---               ---
         OP units convertible into shares of beneficial interest..              239,381              ---               ---
                                                                        ----------------------------------------------------
Adjusted weighted average shares outstanding......................           17,487,443       17,158,292        17,068,701

Additionally, during the years 1997 and 1996, the Company had Convertible Debentures outstanding. The principal balance of all debentures outstanding was redeemed during October 1997. The principal balance of the debentures at December 31, 1996 was $61,310,000 and was convertible prior to maturity at a conversion price equal to $22.23 per share. Hypothetical conversion of these debentures had the effect of increasing earnings per share for 1997 and 1996, and as such, conversion was not assumed in the above calculation.

The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

                                                1998                  1997                 1996
                                   ------------------ --------------------- --------------------
    Number of options                        563,000                86,000              116,000
    Range of exercise prices           $13.31-$14.78         $13.81-$13.88        $13.31-$13.88


Note 15:      QUARTERLY RESULTS OF OPERATIONS

The following is a summary of quarterly financial information for the last two years:

Unaudited                                                                                Quarters
                                                               -------------------------------------------------------------
(In thousands, except per share and share data)                       First          Second          Third     Fourth
----------------------------------------------------------------------------------------------------------------------------
1998
TOTAL REVENUES................................................        $11,872         $13,333        $12,969     $15,180
                                                                      =======         =======        =======     =======

INCOME BEFORE GAINS ON SALES OF REAL
   ESTATE INVESTMENTS AND EXTRAORDINARY ITEM..................         $2,391          $2,659         $2,737      $3,354
                                                                       ======          ======         ======      ======

NET INCOME....................................................         $2,391          $2,629         $2,737      $5,859
                                                                       ======          ======         ======      ======

BASIC EARNINGS PER SHARE......................................          $0.14           $0.15          $0.16       $0.34
DILUTED EARNINGS PER SHARE....................................          $0.14           $0.15          $0.16       $0.33

DIVIDENDS.....................................................          $0.28           $0.28          $0.28       $0.28
WEIGHTED AVERAGE NUMBER OF SHARES-BASIC.......................     17,194,402      17,204,313     17,210,772  17,214,244
WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED.....................     17,266,092      17,269,357     17,249,265  18,195,271

1997
----
Total revenues................................................        $11,141         $12,304        $11,506     $12,600
                                                                      =======         =======        =======     =======

Income before gains on sales of real
   estate investments and extraordinary item..................         $2,789          $2,877         $2,966   $     970
                                                                       ======          ======         ======   =========
Net income....................................................         $2,789          $4,037         $5,703     $   351
                                                                       ======          ======         ======     =======
Basic and diluted earnings per
share..........................                                         $0.16           $0.24          $0.33       $0.02

Dividends.....................................................          $0.28           $0.28          $0.28       $0.28
Weighted average number of shares-Basic.......................     17,138,432      17,138,432     17,139,075  17,162,553
Weighted average number of shares-Diluted.....................     17,146,080      17,162,114     17,157,978  17,176,171


Note 16:       COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, the Company was committed to fund $15,804,000 on a note secured by a first deed of trust on the property under development.

As of December 31, 1998, the Company has entered into several new leases that call for approximately $898,000 in future real estate improvements and leasing commissions. The Company expects to pay these expenditures from operating cash flows or from borrowings under the Bank Line.

The Company is routinely involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that such outcomes will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

Note 17: SUBSEQUENT EVENTS

During the period ended March 1, 1999, the Company sold four non-core properties in Oregon that were acquired in 1998 as part of the Kienow's Food Stores, Inc. portfolio. Western, as general partner of the DownREIT limited partnership, plans on using the sales proceeds of $2.5 million from these four property dispositions to purchase real estate pursuant to tax-deferred exchanges.

Western Investment Real Estate Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1998
(In thousands except for dates of construction and acquisition and depreciable lives)

             Column A                               Column B           Column C                 Column D
------------------------------------------------ -------------  ------------------------- -------------------------
                                                                                          Cost capitalized/(sold)
                                                                 Initial cost to company  Subsequent to acquisition
                                                                 -----------------------  -------------------------
                                                                          Buildings and
            Property Name                           Encumbrance   Land    Improvements       Land   Improvements
----------------------------------------------------------------------------------------------------------------
Shopping Center
---------------
Anderson Square, Anderson,  CA                                    $1,145       $2,125          $0       $376
Angel's Camp Town Center, Angels Camp,  CA                           580        4,447           0        148
Skypark Plaza Shopping Center, Chico,  CA                          2,854       10,454           0      2,260
Coalinga Shopping Center, Coalinga,  CA                              816        2,144           0        959
Serra Center, Colma,  CA (30% interest)(1)                           433          914           0        460
Mercantile Row Shopping Center, Dinuba,  CA                        1,440        6,208           0         64
Laguna 99 Shopping Center, Elk Grove,  CA                          2,791       11,194           0         16
Northridge Shopping Center, Fair Oaks,  CA                         1,666        6,830           0        175
Commonwealth Square Shopping Center, Folsom,  CA                   3,312       13,022           0        845
Victorian Walk Shopping Center, Fresno,  CA                        1,120        7,356           0        222
Country Gables Shopping Center, Granite Bay,  CA                   2,704       12,684           0        809
Pinecreek Shopping Center, Grass Valley, CA
  (50% interest)(2)                                                2,725        7,966           0        124
Heritage Oak Shopping Center, Gridley,  CA                         1,603        3,597           0        117
Centennial Plaza Shopping Center, Hanford,  CA                     2,225        8,935           0         83
Plaza 580 Shopping Center, Livermore,  CA                          2,941       11,768         403        765
Canal Farms Shopping Center, Los Banos,  CA                        1,180        6,904           0        594
Mission Ridge Shopping Center, Manteca,  CA                        2,373        9,552           0        161
Century Center, Modesto, CA                                        2,950       14,568           0        (40)
Currier Square Shopping Center, Oroville,  CA                      2,025        7,203           0        961
Eastridge Plaza Shopping Center, Porterville,  CA                    939        4,390           0         64
Belle Mill Landing, Red Bluff,  CA                                 2,247        6,043           0      1,927
Cobblestone Shopping Center, Redding,  CA                          2,375        7,969           0        228
Kmart Center, Sacramento,  CA                                      1,875        3,116           0        651
Elverta Crossing Shopping Center, Sacramento,  CA                  3,370        7,477           0        677
Heritage Park Shopping Center, Suisun,  CA                         3,575       12,187           0        385
Heritage Place Shopping Center, Tulare,  CA                        1,427        7,117           0        525
Blossom Valley Plaza, Turlock,  CA                                 2,448        8,315           0        439
Ukiah Crossroads Shopping Center, Ukiah,  CA                       1,925        8,119           0        348
Park Place Shopping Center,  Vallejo,  CA                          3,850       11,291         109      1,113
Lakewood Village, Windsor, CA                      10,009          4,175       16,761           0          0
Yreka Junction, Yreka,  CA                                         1,350        5,846         288      1,071
Raley's Shopping Center, Yuba City,  CA                            2,101        5,151           0      1,415
Eagle Station Shopping Center, Carson City,  NV                    1,735        7,585           0        223
Elko Junction Shopping Center, Elko,  NV                           2,516        7,631        (184)     6,574
Dodge Center,  Fallon,  NV (3)                                       405        1,595           0         32
Caughlin Ranch Shopping Center, Reno,  NV                          2,950        7,123           0        443
North Hills Shopping Center, Reno,  NV                             5,406        6,911        (304)        91
Blaine International Center, Blaine, WA                            1,509        6,102           0        114
                                                   ----------------------------------------------------------
                    Total Shopping Center          10,009         83,061      288,600         312     25,419

                                                                            Column E                   Column F      Column G
                                                      ---------------------------------------------  -------------  -------------
                                                         Gross amount at which carried at close
                                                                          of period
                                                      ---------------------------------------------
                                                                                  Properties
                                                                                   Operating
                                                                                  under Direct
                                                                    Buildings and  Financing          Accumulated     Date of
                                                             Land   Improvements   Leases     Total   Depreciation  Construction
---------------------------------------------------------------------------------------------------------------------------------
Shopping Center
---------------
Anderson Square, Anderson,  CA                       $1,145         $2,501                     $3,646         $923       1979
Angel's Camp Town Center, Angels Camp,  CA              580          4,595                      5,175        1,813       1986
Skypark Plaza Shopping Center, Chico,  CA             2,854         12,714                     15,568        4,037    1985/1991
Coalinga Shopping Center, Coalinga,  CA                 816          3,103                      3,919        1,258       1977
Serra Center, Colma,  CA (30% interest)(1)              433          1,374                      1,807          773       1972
Mercantile Row Shopping Center, Dinuba,  CA           1,440          6,272                      7,712        1,650       1990
Laguna 99 Shopping Center, Elk Grove,  CA             2,791         11,210                     14,001        1,671       1993
Northridge Shopping Center, Fair Oaks,  CA            1,666          7,005                      8,671        1,066    1958/1986
Commonwealth Square Shopping Center, Folsom,  CA      3,312         13,867                     17,179        3,793    1988/1997
Victorian Walk Shopping Center, Fresno,  CA           1,120          7,578                      8,698        2,468       1988
Country Gables Shopping Center, Granite Bay,  CA      2,704         13,493                     16,197        3,423       1988
Pinecreek Shopping Center, Grass Valley, CA
  (50% interest)(2)                                   2,725          8,090                     10,815        2,619       1988
Heritage Oak Shopping Center, Gridley,  CA            1,603          3,714                      5,317        1,358       1981
Centennial Plaza Shopping Center, Hanford,  CA        2,225          9,018                     11,243        1,334       1991
Plaza 580 Shopping Center, Livermore,  CA             3,344         12,533                     15,877        1,805    1993/1996
Canal Farms Shopping Center, Los Banos,  CA           1,180          7,498                      8,678        2,659       1988
Mission Ridge Shopping Center, Manteca,  CA           2,373          9,713                     12,086        1,439       1993
Century Center, Modesto, CA                           2,950         14,528                     17,478          469       1979
Currier Square Shopping Center, Oroville,  CA         2,025          8,164                     10,189        2,492    1969/1989
Eastridge Plaza Shopping Center, Porterville,  CA       939          4,454                      5,393        1,739       1985
Belle Mill Landing, Red Bluff,  CA                    2,247          7,970                     10,217        2,680  1982/1987/1994
Cobblestone Shopping Center, Redding,  CA             2,375          8,197                     10,572        2,828       1984
Kmart Center, Sacramento,  CA                         1,875          3,767                      5,642        1,479    1964/1986
Elverta Crossing Shopping Center, Sacramento,  CA     3,370          8,154                     11,524        1,971    1991/1993
Heritage Park Shopping Center, Suisun,  CA            3,575         12,572                     16,174        3,560       1989
Heritage Place Shopping Center, Tulare,  CA           1,427          7,642                      9,069        2,890       1986
Blossom Valley Plaza, Turlock,  CA                    2,448          8,754                     11,202        2,366    1988/1991
Ukiah Crossroads Shopping Center, Ukiah,  CA          1,925          8,467                     10,392        2,681       1986
Park Place Shopping Center,  Vallejo,  CA             3,959         12,404                     16,363        3,540       1987
Lakewood Village, Windsor, CA                         4,175         16,761                     20,936          496    1993/1995
Yreka Junction, Yreka,  CA                            1,638          6,917                      8,555        2,092    1984/1997
Raley's Shopping Center, Yuba City,  CA               2,101          6,566                      8,667        2,138    1963/1984
Eagle Station Shopping Center, Carson City,  NV       1,735          7,808                      9,543        2,356       1982
Elko Junction Shopping Center, Elko,  NV              2,332         14,205                     16,537        2,922 1986/1991/1994
Dodge Center,  Fallon,  NV (3)                          405          1,627                      2,032        1,224       1976
Caughlin Ranch Shopping Center, Reno,  NV             2,950          7,566                     10,516        1,923    1990/1991
North Hills Shopping Center, Reno,  NV                5,102          7,002                     12,104        2,409       1986
Blaine International Center, Blaine, WA               1,509          6,216                      7,725           52       1991
                                                     --------------------------------------------------------------
                    Total Shopping Center            83,373        314,019             0      397,419       78,396

                                                 Column H       Column I
                                                ------------  -------------
                                                                Life on
                                                                 which
                                                              depreciation
                                                              in the latest
                                                                  income
                                                      Date     statement is
                                                    Acquired     computed
---------------------------------------------------------------------------
Shopping Center
---------------
Anderson Square, Anderson,  CA                       1987      5 to 31
Angel's Camp Town Center, Angels Camp,  CA           1985      5 to 31
Skypark Plaza Shopping Center, Chico,  CA            1988      3 to 31
Coalinga Shopping Center, Coalinga,  CA              1987      3 to 31
Serra Center, Colma,  CA (30% interest)(1)         1973/1988   6 to 31
Mercantile Row Shopping Center, Dinuba,  CA          1990      3 to 31
Laguna 99 Shopping Center, Elk Grove,  CA            1994      3 to 31
Northridge Shopping Center, Fair Oaks,  CA           1994      5 to 31
Commonwealth Square Shopping Center, Folsom, CA      1990      3 to 31
Victorian Walk Shopping Center, Fresno,  CA          1988      5 to 31
Country Gables Shopping Center, Granite Bay, CA      1991      3 to 31
Pinecreek Shopping Center, Grass Valley, CA
  (50% interest)(2)                                  1989      5 to 31
Heritage Oak Shopping Center, Gridley,  CA           1987      6 to 31
Centennial Plaza Shopping Center, Hanford, CA        1994      3 to 31
Plaza 580 Shopping Center, Livermore,  CA          1994/1996   4 to 31
Canal Farms Shopping Center, Los Banos,  CA          1986      3 to 32
Mission Ridge Shopping Center, Manteca,  CA          1994      5 to 31
Century Center, Modesto, CA                          1998        31
Currier Square Shopping Center, Oroville,  CA        1989      4 to 31
Eastridge Plaza Shopping Center, Porterville, CA     1985      3 to 35
Belle Mill Landing, Red Bluff,  CA                   1987      3 to 31
Cobblestone Shopping Center, Redding,  CA            1988      3 to 31
Kmart Center, Sacramento,  CA                        1986      4 to 31
Elverta Crossing Shopping Center, Sacramento, CA     1990      3 to 31
Heritage Park Shopping Center, Suisun,  CA           1990      3 to 31
Heritage Place Shopping Center, Tulare,  CA          1987      5 to 31
Blossom Valley Plaza, Turlock,  CA                   1990      3 to 31
Ukiah Crossroads Shopping Center, Ukiah, CA          1989      2 to 31
Park Place Shopping Center,  Vallejo,  CA            1990      3 to 31
Lakewood Village, Windsor, CA                        1998        31
Yreka Junction, Yreka,  CA                         1990/1997   5 to 31
Raley's Shopping Center, Yuba City,  CA              1986      5 to 40
Eagle Station Shopping Center, Carson City, NV       1989      3 to 31
Elko Junction Shopping Center, Elko, NV          191988/1993 73 to 31 7
Dodge Center,  Fallon,  NV (3)                       1977     24 to 31
Caughlin Ranch Shopping Center, Reno, NV             1990      3 to 31
North Hills Shopping Center, Reno,  NV             1988/1993   3 to 31
Blaine International Center, Blaine, WA              1998        31

                    Total Shopping Center

Western Investment Real Estate Trust
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1998
(In thousands except for dates of contruction and acquisition and depreciable lives)

             Column A                               Column B           Column C                 Column D
------------------------------------------------ -------------  ------------------------- -------------------------
                                                                                          Cost capitalized/(sold)
                                                                 Initial cost to company  Subsequent to acquisition
                                                                 -----------------------  -------------------------
                                                                          Buildings and
            Property Name                           Encumbrance   Land    Improvements       Land   Improvements
----------------------------------------------------------------------------------------------------------------
Single Tenant
-------------
Nob Hill General Stores, Hollister,  CA (3)                           960      3,869           0         0
Kmart, Napa,  CA
Nob Hill General Stores, Watsonville,  CA (3)                         416      1,084           0         0
Raley's Supermarket, Fallon,  NV (3)                                1,000      3,220           0         0
West Town, Winnemuca,  NV                                             130      3,386           0         0
                                                       ----------------------------------------------------
                    Total Single Tenant                      0      2,506     11,559           0         0

Commercial
----------
Coast Savings & Loan, Cupertino,  CA (3)                              615        845           0         0
Heald Business College, Milpitas,  CA (3)                             979      6,020           0       684
Coast Savings & Loan, Monterey,  CA                                   911      2,189           0         0
Redwood II, Petaluma,  CA (3)                                       1,017      3,052           0       813
Coast Savings & Loan, Salinas,  CA (3)                                516      1,632           0         0
Coast Savings & Loan (Market St), San Francisco, CA                   873      1,068           0         0
Coast Savings & Loan (Taraval St), San Francisco, CA                  366      1,824           0         0
3450 California St., San Francisco,  CA                             1,450      1,159           0       279
Viking Freight Systems, Santa Clara,  CA (3)                          548          0           0         0
Coast Savings & Loan, Santa Cruz,  CA                                 205        823           0         0
                                                       ----------------------------------------------------
                    Total Commercial                         0      7,480     18,612           0     1,776
                                                       ====================================================
                    Total All Properties               $10,009    $93,047   $318,771        $312   $27,195
                                                       ====================================================

                                                                            Column E                   Column F      Column G
                                                      ---------------------------------------------  -------------  -------------
                                                         Gross amount at which carried at close
                                                                          of period
                                                      ---------------------------------------------
                                                                                  Properties
                                                                                   Operating
                                                                                  under Direct
                                                                    Buildings and  Financing          Accumulated     Date of
                                                             Land   Improvements   Leases     Total   Depreciation  Construction
---------------------------------------------------------------------------------------------------------------------------------
Single Tenant
-------------
Nob Hill General Stores, Hollister,  CA (3)                   960       3,869                4,829          492       1994
Kmart, Napa,  CA                                                                    133        133          N/A       1964
Nob Hill General Stores, Watsonville,  CA (3)                 416       1,084                1,500          700       1982
Raley's Supermarket, Fallon,  NV (3)                        1,000       3,220                4,220          805       1991
West Town, Winnemuca,  NV                                     130       3,386                3,516        1,879    1978/1991
                                                       ------------------------ --------------------------------
                    Total Single Tenant                     2,506      11,559       133     14,198        3,876

Commercial
----------
Coast Savings & Loan, Cupertino,  CA (3)                      615         845                1,460          442       1980
Heald Business College, Milpitas,  CA (3)                     979       6,704                7,683        2,408       1987
Coast Savings & Loan, Monterey,  CA                           911       2,189                3,100        1,138       1963
Redwood II, Petaluma,  CA (3)                               1,017       3,865                4,882          952       1985
Coast Savings & Loan, Salinas,  CA (3)                        516       1,632                2,148          429       1937
Coast Savings & Loan (Market St), San Francisco,  CA          873       1,068                1,941          555       1964
Coast Savings & Loan (Taraval St), San Francisco,  CA         366       1,824                2,190          949       1975
3450 California St., San Francisco,  CA                     1,450       1,438                2,888          708    1957/1987
Viking Freight Systems, Santa Clara,  CA (3)                  548           0       986      1,534     N/A            1978
Coast Savings & Loan, Santa Cruz,  CA                         205         823                1,028          259       1980
                                                       ------------------------ --------------------------------
                    Total Commercial                        7,480      20,388       986     28,854        7,840

                                                       ======================== ================================
                    Total All Properties                  $93,359    $345,966    $1,119   $440,471      $90,112
                                                       ======================== ================================

                                                   Column H      Column I
                                                  ------------  -------------
                                                                  Life on
                                                                   which
                                                                depreciation
                                                                in the latest
                                                                    income
                                                        Date     statement is
                                                      Acquired     computed
-------------------------------------------------------------------------------------
Single Tenant
-------------
Nob Hill General Stores, Hollister,  CA (3)              1994        31
Kmart, Napa,  CA                                         1966        N/A
Nob Hill General Stores, Watsonville,  CA (3)            1982        25
Raley's Supermarket, Fallon,  NV (3)                     1991        31
West Town, Winnemuca,  NV                                1978     25 to 31

                    Total Single Tenant

Commercial
----------
Coast Savings & Loan, Cupertino,  CA (3)                 1985        25
Heald Business College, Milpitas,  CA (3)                1987     10 to 31
Coast Savings & Loan, Monterey,  CA                      1985        25
Redwood II, Petaluma,  CA (3)                            1989      5 to 31
Coast Savings & Loan, Salinas,  CA (3)                   1986        40
Coast Savings & Loan (Market St), San Francisco,  CA     1986        25
Coast Savings & Loan (Taraval St), San Francisco,  CA    1985        25
3450 California St., San Francisco,  CA                  1987     10 to 31
Viking Freight Systems, Santa Clara,  CA (3)             1978        N/A
Coast Savings & Loan, Santa Cruz,  CA                    1986        40

                    Total Commercial
                    Total All Properties


(1) Serra Center is encumbered by a note and deed of trust under which the 70% co-owner is the borrower.

(2) Pinecreek is encumbered by a note and deed of trust under which the 50% co-owner is the borrower.

(3)  The Company is holding this property for sale.

(4) The aggregate cost or adjusted basis of rental property for federal income tax purposes reconciles to the amount reflected in the financial statements at December 31, 1998 as follows:

    Basis for federal income tax purposes                     $341,863

    Direct financing leases capitalized for
    financial reporting purposes                                (3,153)

    Reduction in tax basis for deferred gains on
    condemnation and other sales and discharge of
    indebtedness                                                 7,203

    Miscellaneous differences                                       53
                                                             ---------
    Financial statement reporting basis                       $345,966
                                                             =========

WESTERN INVESTMENT REAL ESTATE TRUST

1998 BUILDING IMPROVEMENT AND LEASING RELATED COST ADDITIONS (Unaudited)

                                                                                                        LEASING
         NAME                               LOCATION                        IMPROVEMENT               RELATED COST
         ----                               --------                        -----------               ------------
                   SHOPPING CENTERS
                   ----------------
   72    ANDERSON SQUARE                    ANDERSON, CA                           $8                        $5
   50    ANGELS CAMP TOWN CENTER            ANGELS CAMP, CA                        20                         7
   80    SKYPARK PLAZA                      CHICO, CA                             196                        17
   67    COALINGA                           COALINGA, CA                           22                         2
   39    SERRA CENTER (30%)                 COLMA, CA                             112                        18
   89    MERCANTILE ROW                     DINUIBA, CA                             3                         5
   94    LAGUNA 99 PLAZA                    ELK GROVE, CA                          23                         6
   96    NORTHRIDGE                         FAIR OAKS, CA                         244                        29
   68    COMMONWEALTH SQUARE                FOLSOM, CA                             42                        34
   78    VICTORIAN WALK                     FRESNO, CA                             18                         1
   69    COUNTRY GABLES                     GRANITE BAY, CA                       151                        39
   82    PINECREEK (50%)                    GRASS VALLEY, CA                       12                        35
   70    HERITAGE OAK                       GRIDLEY, CA                            17                         -
   93    CENTENNIAL PLAZA                   HANFORD, CA                             -                         8
   97    PLAZA 580                          LIVERMORE, CA                          91                        24
   61    CANAL FARMS                        LOS BANOS, CA                           -                         8
   95    MISSION RIDGE PLAZA                MANTECA, CA                             8                        12
  101    CENTURY CENTER                     MODESTO, CA                            17                        13
   84    CURRIER SQUARE                     OROVILLE, CA                          218                        26
   49    EASTRIDGE PLAZA                    PORTERVILLE, CA                         5                         -
   71    BELLE MILL LANDING                 RED BLUFF, CA                          61                         2
   77    COBBLESTONE                        REDDING, CA                            43                         9
   62    KMART CENTER                       SACRAMENTO, CA                         81                         6
   91    ELVERTA CROSSING                   SACRAMENTO, CA                          6                        19
   81    HERITAGE PARK                      SUISUN, CA                             27                        22
   51    HERITAGE PLACE                     TULARE, CA                             50                         6
   66    BLOSSOM VALLEY PLAZA               TURLOCK, CA                            29                         3
   86    CROSSROADS                         UKIAH, CA                              21                         9
   65    PARK PLACE                         VALLEJO, CA                            54                         4
  102    LAKEWOOD VILLAGE                   WINDSOR, CA                             -                        10
   85    YREKA JUNCTION                     YREKA, CA                             (11)                        5
   59    RALEY'S CENTER                     YUBA CITY, CA                          24                         26
   83    EAGLE STATION                      CARSON CITY, NV                        55                        36
   79    ELKO JUNCTION                      ELKO, NV                              320                        57
   76    NORTH HILLS                        RENO, NV                               19                        14
   88    CAUGHLIN RANCH                     RENO, NV                               55                        17
  105    BLAINE INTERNATIONAL CENTER        BLAINE, WA                            114                         2

                   SUBTOTAL - SHOPPING CENTERS                                 $1,647                     $ 446
                                                                              --------                    ------

                     COMMERCIAL
                     ----------
   74    REDWOOD II                         PETALUMA, CA                         $813                      $187
   64    3450 CALIFORNIA STREET             SAN FRANCISCO, CA                       -                        37
                                                                              --------                    ------

                   SUBTOTAL - COMMERCIAL                                        $ 813                     $ 224
                                                                              --------                    ------

                       TOTAL                                                  $ 2,460                     $ 670
                                                                              ========                    ======


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

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the trustees and executive officers of the Company is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Company's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 13, 1999, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated by reference to the sections entitled "Compensation of Trustees", "Compensation of Executive Officers", "Compensation Pursuant to Plans or Arrangements", "Stock Option Grants and Exercises" and "Report of Compensation Committee on Executive Compensation" of the Company's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 13, 1999, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Ownership of Shares" of the Company's definitive Proxy Statement in connection with the annual Meeting of Shareholders to be held May 13, 1999, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following table details Officer loans with the Company as of December 31, 1998:

                 Name                Amounts           Maturity Date      Interest Rate
        ----------------------- ------------------ ---------------------- ---------------
          Brad Blake                 $ 499,831(1)      February 28, 2001          5.58%
          Dennis Ryan                  300,000(1)      February 28, 2001          5.58%
          Josh Smith                   250,000(1)      February 28, 2001          5.58%
          Jerry Hunt                   250,000(1)      February 28, 2001          5.58%
          Brad Blake                   283,750(2)       October 30, 2008          7.50%
          Dennis Ryan                  283,750(2)       October 30, 2008          7.50%
        ----------------------- ------------------ ---------------------- ---------------
                                    $1,867,331
        ======================= ================== ====================== ===============


     (1) The loan proceeds were used to fund the purchase of Company shares of beneficial ownership by these individuals in order to increase their ownership in the Company and to more closely align their interests with those of the stockholders.

     (2) The loan proceeds were used to fund their acquisition of the common stock of Western Real Estate Services, Inc. (WRESI), in which the Company has a 97% economic interest. WRESI was formed to facilitate the acquisition of Kienow's (see Note 5 to the consolidated financial statements).

                                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



           (a)    1.         Consolidated Financial Statements - Included in Item 8                                  PAGE
                                                                                                                    ------

                             Report of Independent Certified Public Accountants                                        36
                             Consolidated Balance Sheets - December 31, 1998 and 1997                                  37
                             Consolidated Financial Statements for the Years
                                Ended December 31, 1998, 1997 and 1996:

                                    Consolidated Statements of Income                                                  38
                                    Consolidated Statements of Shareholders' Equity                                    39
                                    Consolidated Statements of Cash Flows                                              40
                                    Notes to Consolidated Financial Statements                                      41-57

                  2.         Financial Statement Schedule III:  Real Estate and
                             Accumulated Depreciation                                                               58-59

                  3.         Additional Information:  1998 Building Improvement
                             and Leasing Related Cost Additions (unaudited)                                            60


           (b) 1.            Reports on Form 8-K.

                             Form 8-K dated September 29, 1998 contained an Item
                             5 disclosure announcing the Company's agreement to acquire control of Kienow's Food Stores, Inc.

                             Form 8-K dated October 30, 1998 contained an Item 5 disclosure announcing the completion of the Company's acquisition of Kienow's Food Store, Inc.





           (c)    Exhibits.                                                                                          PAGE
                                                                                                                    -----

                  (3)        Declaration of Trust, as amended (filed as Exhibit
                             3 to Registrant's 10-Q for the quarter ended
                             September 30, 1998, and incorporated herein by reference.

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

              (10.1)         Company's Nonqualified Stock Option Plan (filed as Exhibit
                             4.2 to Registration Statement on Form S-8 No. 33-27016 and
                             incorporated herein by reference).

              (10.2)**       Compensation Agreement (filed as Exhibit 10.3 to
                             Registrant's 10-K for the fiscal year ended
                             December 31, 1997, and incorporated herein by reference).

              (10.3)**       Management Contracts (filed as Exhibit 10.4 to
                             Registrant's 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

              (10.4)**       Company's 1998 Equity Incentive Plan (filed as
                             Exhibit 10.4 to Registrant's 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).




                                                                                                                     PAGE
                                                                                                                     ----

              (10.5)**       Stock Purchase and Contribution agreement dated
                             September 29, 1998 (filed as Exhibit 10.5 to
                             Registrant's 10-Q for the quarter ended September
                             30, 1998, and incorporated herein by reference).

              (10.6)         Agreement of Limited Partnership of
                             Western/Kienow's, LP dated October 30,1998 (filed as Exhibit 10.6 to Registrant's 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

                  (12) *     Computation of Ratio of Earnings to Fixed
                             Charges for the year ended December 31, 1998,
                             1997, 1996, 1995, 1994.                                                                   66

                  (23) *     Consent of Independent Certified Public Accountants                                       67


                  (27) *     Financial Data Schedule

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

WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------
(Registrant)

                                            By:    s/ Dennis D. Ryan
                                                   ---------------------
                                                   Dennis D. Ryan
                                                   Executive Vice President,
                                                       Chief Financial Officer
Dated:   MARCH  30, 1998                               and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                              TITLE                                       DATE
----------                                             -----                                       ----
s/ Robert J. McLaughlin                              Chairman                                      March  30, 1999
------------------------------------------              of the Board                             -----------------
Robert J. McLaughlin                                    and Trustee


s/ Bradley N. Blake                                  President,                                    March  30, 1999
------------------------------------------              Chief Executive Officer                  -----------------
Bradley N. Blake                                        and Trustee


s/ Dennis D. Ryan                                    Executive Vice President,                     March  30, 1999
------------------------------------------              Chief Financial Officer                  -----------------
Dennis D. Ryan                                          and Trustee


s/ Joseph Colmery                                    Trustee                                       March  30, 1999
------------------------------------------                                                       -----------------
Joseph Colmery

s/ L. Michael Foley                                  Trustee                                       March  30, 1999
------------------------------------------                                                       -----------------
L. Michael Foley

s/ Reginald B. Oliver                                Trustee                                       March  30, 1999
------------------------------------------                                                       -----------------
Reginald B. Oliver

s/ James L. Stell                                    Trustee                                       March  30, 1999
------------------------------------------                                                       -----------------
James L. Stell

                                       65