Form 10-Q
period 1999-03-31
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1999-05-11
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended MARCH 31, 1999

                                       OR

          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-08723

                      WESTERN INVESTMENT REAL ESTATE TRUST
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      CALIFORNIA                                94-6100058
---------------------------------------------------        -------------------
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)

       2200 POWELL ST., STE. 600, EMERYVILLE, CA                  94608
---------------------------------------------------        -------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         (510) 597-0160
                                                           -------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Shares of Beneficial Interest, No Par Value - 17,222,814 shares as of May 10, 1999

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                  INDEX TO 10-Q

                                                                                                         PAGE
                                                                                                         ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (unaudited)                                            3

                  Consolidated Balance Sheets - March 31, 1999, and December 31, 1998                      4

                  Consolidated Statements of Income - Three months ended March 31, 1999,
                  and 1998                                                                                 5

                  Consolidated Statements of Shareholders' Equity - Three months ended
                  March 31, 1999, and year ended December 31, 1998                                         6

                  Consolidated Statements of Cash Flows - Three months ended
                  March 31, 1999, and 1998                                                                 7

                  Notes to Consolidated Financial Statements                                            8-15

Item 2.           Management's Discussion and Analysis of Financial                                    16-18
                      Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       19

Item 2.           Changes in Securities and Use of Proceeds                                               19

Item 3.           Defaults upon Senior Securities                                                         19

Item 4.           Submission of Matters to a Vote of Security Holders                                     19

Item 5.           Other Information                                                                       19

Item 6.           Exhibits and Reports on Form 8-K                                                     19-20

SIGNATURE                                                                                                 21


                          PART I. FINANCIAL INFORMATION

The financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented in accordance with the instructions to form 10-Q.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

CONSOLIDATED BALANCE SHEETS                 WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)

                                                                                            MARCH 31,             December 31,
ASSETS                                                                                        1999                    1998
                                                                                  ------------------------- -----------------------
                                                                                         (In thousands, except share data)
Real estate investments:
   Real estate properties.......................................................            $410,573                $410,183
   Less accumulated depreciation and amortization...............................             (85,479)                (82,660)
                                                                                          -----------             -----------
                                                                                             325,094                 327,523

   Real estate properties held for sale.........................................              30,309                  30,288
   Less accumulated depreciation and amortization...............................              (7,452)                 (7,452)
                                                                                         ------------            ------------
                                                                                              22,857                  22,836

   Unconsolidated real estate subsidiary........................................              43,664                  43,854
   Mortgage notes receivable....................................................              16,537                  16,160
                                                                                         -----------             -----------
      Net real estate investments...............................................             408,152                 410,373

Cash and cash equivalents.......................................................               1,469                   1,512
Accounts receivable and other assets............................................              13,813                  13,704
Deferred long-term debt issuance costs, net.....................................               1,219                   1,302
                                                                                         -----------             -----------
                                                                                            $424,653                $426,891
                                                                                         -----------             -----------
                                                                                         -----------             -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit.............................................................           $  87,400               $  85,700
Senior notes, net...............................................................             124,801                 124,794
Mortgage payable................................................................               9,960                  10,009
                                                                                         -----------              ----------
                                                                                             222,161                 220,503

Interest payable................................................................               1,307                   3,670
Prepaid rents and security deposits.............................................               2,201                   2,161
Other liabilities...............................................................               3,669                   3,517
                                                                                         -----------             -----------
   Total liabilities............................................................             229,338                 229,851
                                                                                         -----------             -----------

Minority interests..............................................................              17,416                  17,416

Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding.                                                            --                      --
   Shares of beneficial interest, no par value,
      Unlimited share authorization.
      Issued and outstanding:  March 31, 1999 - 17,221,107 shares...............
                               December 31, 1998 - 17,216,550 shares............             242,029                 241,741
   Accumulated dividends in excess of net income................................             (64,130)                (62,117)
                                                                                         -----------             -----------
   Total shareholders' equity...................................................             177,899                 179,624
                                                                                         -----------             -----------
                                                                                            $424,653                $426,891
                                                                                         -----------             -----------
                                                                                         -----------             -----------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME           WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                         1999                      1998
                                                                                  -----------------------------------------
                                                                                                  (In thousands,
                                                                                       except share and per share data)
REVENUES:
     Minimum rents..................................................                  $   11,068              $   10,050
     Percentage rents...............................................                         237                     214
     Recoveries from tenants........................................                       1,780                   1,448
     Interest income................................................                         442                      64
     Other income...................................................                         126                      96
                                                                                      ----------              ----------
Total revenues......................................................                      13,653                  11,872
                                                                                      ----------              ----------
EXPENSES:
     Interest.......................................................                       3,534                   2,949
     Property operating costs.......................................                       1,914                   1,571
     Depreciation and amortization..................................                       2,948                   3,047
     Other operating expenses.......................................                       1,142                     995
     General and administrative.....................................                         891                     919
                                                                                      ----------              ----------
Total expenses......................................................                      10,429                   9,481
                                                                                      ----------              ----------
     Income before minority interest................................                       3,224                   2,391
Minority interest...................................................                         403                      --
                                                                                      ----------              ----------
Net income..........................................................                  $    2,821              $    2,391
                                                                                      ----------              ----------
                                                                                      ----------              ----------
Basic net income per share:.........................................                  $     0.16              $     0.14
                                                                                      ----------              ----------
                                                                                      ----------              ----------
Diluted net income per share:.......................................                  $     0.15              $     0.14
                                                                                      ----------              ----------
                                                                                      ----------              ----------
Cash dividends paid.................................................                  $     0.28              $     0.28
                                                                                      ----------              ----------
                                                                                      ----------              ----------
Weighted average number of shares outstanding--Basic.........                         17,217,894              17,194,402
                                                                                      ----------              ----------
                                                                                      ----------              ----------
Weighted average number of shares outstanding--Diluted.......                         18,696,046              17,266,092
                                                                                      ----------              ----------
                                                                                      ----------              ----------

        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                    WESTERN INVESTMENT REAL ESTATE TRUST
-------------------------------------------------------------------------------------------------------
(Unaudited)

                                        Three Months Ended March 31, 1999,
                                        and Year Ended December 31, 1998
                                        (in thousands, except share data)

                                                                                                   Accumulated
                                                                                                    Dividends             Total
                                                                            Shares of              in Excess of           Share-
                                                                       Beneficial Interest             Net               Holders'
                                                                   Number              Amount        Income               Equity
                                                          ------------------- ----------------- ------------------ ---------------
Balance, January 1, 1998..........................              17,191,860           $242,682         $ (56,433)          $186,249

Net proceeds from issuance of shares..............                  12,453                182                --                182
Shares issued under restricted stock plan.........                  12,237                176                --                176
Loans to officers.................................                      --             (1,299)               --             (1,299)
Net income........................................                      --                 --            13,616             13,616
Cash dividends and distributions..................                      --                 --           (19,300)           (19,300)
                                                         -----------------     --------------       ------------        -----------
Balance, December 31, 1998........................              17,216,550            241,741           (62,117)           179,624

Shares issued under restricted stock plan.........                   4,557                 28                --                 28
Forgiveness of loans to officers..................                      --                260                --                260
Net income........................................                      --                 --             2,821              2,821
Cash dividends and distributions..................                      --                 --            (4,834)            (4,834)
                                                         -----------------     --------------        -----------         ----------
BALANCE, MARCH 31, 1999...........................              17,221,107           $242,029         $ (64,130)          $177,899
                                                         -----------------     --------------        -----------         ----------
                                                         -----------------     --------------        -----------         ----------

   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS       WESTERN INVESTMENT REAL ESTATE TRUST
--------------------------------------------------------------------------------
(Unaudited)

                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                         ---------
                                                                                                    1999            1998
                                                                                              -----------------------------
                                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................................................................        $  2,821          $  2,391
     Adjustments to reconcile net income to net cash
               provided by operating activities:
           Minority interest............................................................             403                --
           Depreciation and amortization................................................           2,948             3,047
           Amortization of deferred debt issuance costs.................................             111                81
           Earned compensation on restricted stock plan.................................              28
           Increase in accounts receivable and other assets.............................             (75)             (691)
           Increase in deferred rent receivable.........................................            (129)              (27)
           Decrease in interest payable.................................................          (2,363)           (2,027)
           Increase in prepaid rents and security deposits
               and other liabilities....................................................             192             1,287
           Loan forgiveness.............................................................             260                --
                                                                                              -----------        ----------
           Net cash provided by operating activities....................................           4,196             4,061
                                                                                              -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Investment in mortgage note receivable.............................................            (377)               --
     Acquisition of  real estate investments............................................              --           (28,254)
     Investment in unconsolidated real estate subsidiary................................             190                --
     Funds released from escrow.........................................................              --             7,117
     Improvements of real estate investments:
           Build-to-suit developments...................................................              --              (108)
           New leases...................................................................            (376)             (337)
           General......................................................................            (121)             (226)
     Recovery of investment in direct financing leases..................................              52                92
                                                                                              -----------        ----------
           Net cash used in investing activities........................................            (632)          (21,716)
                                                                                              -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line of credit....................................................          14,300            31,300
     Principal payments on bank line of credit..........................................         (12,600)           (8,800)
     Principal payments on mortgage note payable........................................             (49)              (15)
     Loans to officers..................................................................              --              (799)
     Net proceeds from issuance of shares...............................................              --               182
     Deferred long term issuance costs..................................................             (21)              (20)
     Cash distributions to minority interest............................................            (403)               --
     Cash dividends paid................................................................          (4,834)           (4,814)
                                                                                              -----------        ----------
           Net cash (used in) provided by  financing activities.........................          (3,607)           17,034
                                                                                              -----------        ----------
           Net decrease in cash and cash equivalents....................................             (43)             (621)
     Cash and cash equivalents, at the beginning of  period.............................           1,512             1,463
                                                                                              -----------        ----------
     Cash and cash equivalents, at the end of period....................................        $  1,469          $    842
                                                                                              -----------        ----------
                                                                                              -----------        ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest...........................................        $  6,169          $  4,913
                                                                                              -----------        ----------
                                                                                              -----------        ----------
NON CASH FINANCING ACTIVITIES:
     Real estate acquisition debt.......................................................        $     --          $ 10,266
                                                                                              -----------        ----------
                                                                                              -----------        ----------

    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    WESTERN INVESTMENT REAL ESTATE TRUST

                  Notes to Consolidated Financial Statements

                                March 31, 1999
                                  (Unaudited)

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

The accompanying consolidated financial statements include the accounts of Western, Western/Kienow's L.P. and a joint venture in which Western has a controlling financial interest (collectively, the Company). Western is the sole general partner in Western/Kienow's L.P. At March 31, 1999, the Company's real estate portfolio was comprised of 66 properties, 55 of which were retail properties.

(B)   RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. The Company adopted SOP 98-5 in the first quarter 1999 financial statements, the effective date of SOP 98-5. Accordingly, the Company expensed approximately $57,000 of organizational costs in the quarter ended March 31, 1999. These costs had been previously capitalized. This amount has been included in general and administrative expenses for the 3 months ended March 31, 1999.

In June 1998, the FASB issued Financial Accounting Statement No. 133 (FASB
133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." The company will adopt FASB 133 for interim periods beginning in year 2000, the effective date for the Company of FASB 133. Management believes that the adoption of this Statement will not have a material impact on the Company's financial statements.

Note B:   REAL ESTATE INVESTMENTS

At March 31, 1999, the Company had investments in 66 properties, totaling 5.7 million leasable square feet. Included in this total are nine properties, which were held for sale and total 355,000 leasable square feet.

Occupancy percentages for the Company's portfolios is as follows:

                                        March 31, 1999                December 31, 1998               March 31, 1998
                                        --------------                -----------------               --------------
Shopping centers                             92.7%                          92.5%                          92.1%
Single-tenant retail                         65.5%(1)                      100.0%                         100.0%
Commercial and other                         96.1%                          96.1%                          96.0%
Overall occupancy                            91.3%                          93.1%                          92.9%

Occupancy percentage is based on square footage leased as a percent of total leasable square feet.

(1) The Single-tenant retail occupancy rate reflects the January, 1999 expiration of the Kmart/Napa lease of 103,284 square feet the only difference to the December 31, 1998 occupancy.

The 10 Portland, Oregon retail properties that are held through an unconsolidated subsidiary are not included in the above occupancy percentages. These properties are undergoing extensive retenanting and redevelopment.

During the quarter ended March 31, 1999, the Company sold four non-core properties in Oregon that were acquired in 1998 as part of the Kienow's Food Stores, Inc. portfolio. Western, as general partner of the DownREIT limited partnership, plans on using the sales proceeds of $2.5 million from these four property dispositions to purchase real estate pursuant to tax-deferred exchanges.

Note C:  CAPITAL EXPENDITURES

It is the Company's practice to capitalize certain expenditures that exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three months ended March 31, 1999, and 1998 are as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                    1999         1998
                                                                  ---------------------
                                                                      (In thousands)
"Build to Suit" capital improvements.....................         $  --             $ 108
Capitalized costs incurred in connection with
      leasing previously UNLEASED space..................            11                32
Capitalized costs incurred in connection with
     leasing previously LEASED space.....................           365               305
Capitalized costs which relate to
      improvements to common areas                                  121               226
                                                                  -----             -----
Total Capitalized expenditures...........................         $ 497             $ 671
                                                                  -----             -----
                                                                  -----             -----
Improvements.............................................         $ 463             $ 507
Leasing-related costs....................................            34               164
                                                                  -----             -----
Total capitalized expenditures...........................         $ 497             $ 671
                                                                  -----             -----
                                                                  -----             -----

As of March 31, 1999, the Company had commitments under several new leases which will result in expenditures of approximately $1.3 million in real estate improvements and leasing commissions.

During the three months ended March 31, 1999, the Company entered into leases that obligate the Company to fund certain leasing commissions and property improvements. These obligations relate to both new leases and lease renewals, a portion of these obligations were paid and capitalized during the quarter ended March 31, 1999, and is reflected in the preceding table.

The aggregate and per-square-foot information representing capitalized expenditures associated with leasing 31,745 square feet of new leases and 53,227 square feet of renewal leases the Company executed during the quarter is as follows:

-----------------------------------------------------------------------------------------------------------------

                                                                      New Leases
                                                                      ----------
                                               Tenant                                  Leasing
Property Type                               Improvements                               Commissions
-------------                       ------------------------------                   --------------------
                                                  Per        Per                             Per         Per
                                    Aggregate   Square      Square            Aggregate    Square      Square
                                      Amount    Foot(1)     Foot(2)            Amount      Foot(1)      Foot(2)
                                    ---------  --------     -------          ----------   --------     --------
Shopping centers &
   single-tenant
   retail properties                $597,028    $24.62      $18.81             $ 28,052    $1.94         $0.88

-------------------------------------------------------------------------------------------------------------------
                                                                   Lease Renewals
                                                                   ---------------
                                                 Tenant                                   Leasing
Property Type                                 Improvements                               Commissions
-------------                      -------------------------------            ----------------------------------
                                                  Per        Per                             Per         Per
                                    Aggregate   Square      Square            Aggregate    Square      Square
                                      Amount    Foot(1)     Foot(2)            Amount      Foot(1)      Foot(2)
                                    ---------  --------     -------          ----------   --------     --------
Shopping centers &
   single-tenant
   retail properties               $173,000     $21.11      $ 3.25             $  --         $  --     $  --
-------------------------------------------------------------------------------------------------------------------


(1) Average per square foot for only those leases where the Company incurred an obligation to pay tenant improvement or leasing commissions.
(2)     Average per square foot for all leases executed during the quarter.

Note D:    LOANS TO OFFICERS

Because of the fulfillment of certain Company and individual goals, during February 1999, the Board of Trustees forgave $260,000 of loans granted to officers during 1998. The 1998 loan proceeds were used to fund the purchase of Company shares of beneficial ownership by these individuals in order to increase their ownership in the Company and to more closely align their interest with those of the shareholders.

Note E:  SEGMENT DISCLOSURE

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

The accounting policies of the segments are the same as those described in
Note 1 to the Company's 10-K.

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

The revenues and profit (loss), for each of the reportable segments are summarized as follows for the quarter ended March 31, 1999 and 1998 (in thousands):

                                                  Three Months Ended
                                                       March 31
                                                ----------------------
                                                 1999           1998
                                                -------        -------
REVENUES
  Shopping centers..........................    $11,950        $10,385
  Single-tenant retail......................        455            604
  Commercial and other......................      1,159            816
  Non-segment...............................         89             67
                                                -------        -------
    Total revenue...........................    $13,653        $11,872
                                                -------        -------
                                                -------        -------

PROFIT (LOSS)
  Funds from operations
    Shopping centers........................    $ 9,630        $ 8,686
    Single-tenant retail....................        417            580
    Commercial and other....................      1,165            814
                                                -------        -------
      Total segment contribution to FFO.....     11,212         10,080

    Interest income.........................         80             61
    Other income............................          2              6
    Interest expense........................     (3,340)        (2,937)
    Other operating expenses................       (891)          (853)
    Personal property depreciation..........        (43)           (24)
    General and administrative..............       (833)          (919)
                                                -------        -------
      Consolidated FFO......................      6,187          5,414

    Depreciation and amortization...........     (2,906)        (3,023)
    Minority interest.......................       (403)            --
    Change in accounting principle..........        (57)            --
                                                -------        -------
  Net income................................    $ 2,821        $ 2,391
                                                -------        -------
                                                -------        -------

The assets for each of the reportable segments are summarized as follows as of March 31, 1999 and December 31, 1998 (in thousands):

                                                    March 31,   December 31,
                                                      1999         1998
                                                    ---------   -----------
ASSETS
  Shopping centers..............................    $365,510      $364,879
  Single-tenant retail..........................      24,438        20,352
  Commercial and other..........................      29,088        25,627
  Non-segment...................................       5,617        16,033
                                                    ---------   -----------
    Total assets................................    $424,653      $426,891


Note F:    SUBSEQUENT EVENTS

During April 1999, the Company sold three of its commercial properties located in Salinas, Milpitas and Cupertino, California, for $10.9 million which exceeded the depreciated value of these properties. The Company used the proceeds to paydown its bank line of credit.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows provided by operations and other sources available to the Company will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code. Cash on hand, proceeds from the sale of properties held for sale and borrowings under the existing bank line of credit, as well as other debt and equity alternatives, are expected to provide the necessary funds to achieve future growth.

The Company's agreements executed in connection with the Company's senior notes and its bank line of credit contain certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of additional debt and other restrictions on the Company.

As of March 31, 1999, the Company's aggregate outstanding indebtedness of $222,161,000 consisted of $134,761,000 in fixed rate, long-term debt and $87,400,000 of borrowings under the Company's variable rate, unsecured bank line.

As of March 31, 1999, the Company had $9.3 million available under its $100 million bank line of credit. The availability on the $100 million bank line is reduced by a $3.3 million outstanding letter of credit which is related to the Company's investment in the Walnut Creek development. The bank line of credit expires September 30, 2001, at which time the Company intends to replace or renew it.

COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, the Company was committed to fund an additional $15.1 million on a note secured by a first deed of trust on the property under development. At March 31, 1999, the Company had funded $7.1 million of the $22.2 million obligation.

As of March 31, 1999, the Company had commitments under several new leases which will result in expenditures of approximately $1.3 million in real estate improvements and leasing commissions.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income calculated in accordance with generally accepted accounting principles (GAAP), plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property. and (ii) non-recurring items. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REIT's may not be comparable to the Company's presentation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated in accordance with NAREIT's guidelines, for the three months ended March 31, 1999 and 1998, assuming full conversion of all minority interest (operating partnership units):


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                   1999           1998
                                                                                -------------------------
                                                                                     (In thousands)
Net Income................................................................      $ 2,821          $ 2,391
Plus:    Real property depreciation.......................................        2,591            2,669
         Amortization of tenant
             improvement costs............................................          230              262
         Amortization of leasing-related costs............................           85               92
         Minority interest................................................          403               --
         Cumulative effect of change in accounting principle..............           57               --
                                                                                -------          -------
Funds From Operations.....................................................      $ 6,187          $ 5,414
                                                                                -------          -------
                                                                                -------          -------

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1999 AND 1998

Net income increased $430,000 to $2,821,000 for the quarter ended March 31, 1999, an 18% increase from $2,391,000 for the comparable period in 1998. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased from $0.14 in 1998 to $0.15 in 1999.

The major components of this increase were increased minimum rent, recoveries from tenants and interest income, offset by the minority interest in addition to increased interest, property operating costs and other operating expenses.

Minimum rents increased $1,018,000 from $10,050,000 in the first quarter of 1998 to $11,068,000 in the comparable period in 1999. Recoveries from tenants increased $332,000 from $1,448,000 in the first quarter of 1998 to $1,780,000 for the three months ended March 31, 1999. Property operating costs increased $343,000 from $1,571,000 for the three month period ending March 31, 1998 to $1,914,000 for the 1999 comparable three month period. These increases are principally due to 1998 acquisitions.

Minority interest increased $403,000 in the first quarter of 1999 as compared with the similar quarter in 1998. This increase represents the income allocation to the holders of operating Partnership units.

Interest expense increased $585,000 from $2,949,000 in the first quarter of 1998 to $3,534,000 for the comparable period in 1999 due to the increase in the outstanding balance under the bank line of credit as a result of funding the 1998 new investments.

Interest income increased $378,000 from $64,000 for the first quarter in 1998 to $442,000 for the first quarter in 1999. This increase is due primarily to the two mortgage notes receivable the Company funded during 1998.

Other operating expenses increased $147,000 from $995,000 in the first quarter of 1998 to $1,142,000 in the comparable period in 1999. This increase is primarily due to the master lease payments on the Dublin shopping center investment.

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

             (10.2)** Compensation Agreement (filed as Exhibit 10.3 to Registrant's 10-K for the quarter ended December 31, 1997, and incorporated herein by reference).

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

             (10.6)      Agreement of Limited Partnership of
                         Western/Kienow's, LP dated October 30, 1998 (filed as Exhibit 10.6 to Registrant's 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

             (27)*       Financial Data Schedule

--------------------------------------------------------------------------------

*            Filed with this report

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

Dated:    May 10, 1999
       ----------------