Form 10-Q
period 1999-06-30
WESTERN INVESTMENT REAL ESTATE TRUST
filed 1999-08-13
CIK 106135

                                 SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter ended JUNE 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-08723


                      WESTERN INVESTMENT REAL ESTATE TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       CALIFORNIA                              94-6100058
---------------------------------------------------   -------------------------
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                 Identification No.)

       2200 POWELL ST., STE. 600, EMERYVILLE, CA                  94608
---------------------------------------------------   -------------------------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:          (510) 597-0160
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

Shares of Beneficial Interest, No Par Value - 17,226,228 shares as of July 26, 1999

                      WESTERN INVESTMENT REAL ESTATE TRUST

                                  INDEX TO 10-Q


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements (unaudited)                    3

          Consolidated Balance Sheets - June 30, 1999, and
          December 31, 1998                                                4

          Consolidated Statements of Income - Three and Six
          months ended June 30, 1999 and 1998                              5

          Consolidated Statements of Shareholders' Equity -
          Six months ended June 30, 1999 and year ended
          December 31, 1998                                                6

          Consolidated Statements of Cash Flows - Six months
          ended June 30, 1999 and 1998                                     7

          Notes to Consolidated Financial Statements                    8-14


Item 2.   Management's Discussion and Analysis of Financial            15-20
              Condition and Results of Operations


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                               21

Item 2.   Changes in Securities and Use of Proceeds                       21

Item 3.   Defaults upon Senior Securities                                 21

Item 4.   Submission of Matters to a Vote of Security Holders             21

Item 5.   Other Information                                               21

Item 6.   Exhibits and Reports on Form 8-K                             21-23


SIGNATURE                                                                 24

                          PART I. FINANCIAL INFORMATION



The financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented in accordance with the instructions to Form 10-Q.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

When used in the discussion in this Form 10-Q, the words "believes," "expects," "intends," "anticipates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those discussed, including, but not limited to those set forth in the section entitled "Potential Factors Affecting Future Operating Results," in Management's Discussion and Analysis of Financial Condition and Results of Operations, below. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to the forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CONSOLIDATED BALANCE SHEETS               WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------
(Unaudited)


                                                                                          JUNE 30,                 December 31,
ASSETS                                                                                      1999                       1998
                                                                                  -------------------------- ---------------------
                                                                                   (In thousands, except share and per share data)
Real estate investments:
   Real estate properties.......................................................       $   413,297                   $  410,183
   Less accumulated depreciation and amortization...............................           (88,321)                     (82,660)
                                                                                  ------------------         -------------------
                                                                                           324,976                      327,523

   Real estate properties held for sale.........................................            17,464                       30,288
   Less accumulated depreciation and amortization...............................            (4,173)                      (7,452)
                                                                                  ------------------                     -------
                                                                                            13,291                       22,836
    Unconsolidated real estate subsidiary.......................................            44,474                       43,854
    Mortgage notes receivable...................................................            16,724                       16,160
                                                                                  -----------------          ------------------
       Net real estate investments..............................................           399,465                      410,373

Cash and cash equivalents.......................................................             1,102                        1,512
Accounts receivable and other assets............................................            12,680                       13,704
Deferred long-term debt issuance costs, net.....................................             1,378                        1,302
                                                                                  -----------------          ------------------
                                                                                       $   414,625                    $ 426,891
                                                                                  -----------------          ------------------
                                                                                  -----------------          ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line of credit.............................................................       $    75,100                   $   85,700
Senior notes, net...............................................................           124,808                      124,794
Mortgage payable................................................................             9,910                       10,009
                                                                                  -----------------          ------------------
                                                                                           209,818                      220,503

Interest payable................................................................             3,510                        3,670
Prepaid rents and security deposits.............................................             1,816                        2,161
Other liabilities...............................................................             3,743                        3,517
                                                                                  -----------------          ------------------

   Total liabilities............................................................           218,887                      229,851
                                                                                  -----------------          ------------------

Minority interests..............................................................            17,416                       17,416

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized;
      No shares issued or outstanding.                                                          --                           --
   Shares of beneficial interest, no par value,
      Unlimited share authorization.
      Issued and outstanding:  June 30, 1999 - 17,226,228 shares................
                               December 31, 1998 - 17,216,550 shares............           242,132                      241,741
   Accumulated dividends in excess of net income................................           (63,810)                     (62,117)
                                                                                  ------------------         -------------------

   Total shareholders' equity...................................................           178,322                      179,624
                                                                                  -----------------          ------------------
                                                                                       $   414,625                   $  426,891
                                                                                  -----------------          ------------------
                                                                                  -----------------          ------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME         WESTERN INVESTMENT REAL ESTATE TRUST
------------------------------------------------------------------------------
(Unaudited)


                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                         June 30,
                                                                            1999            1998              1999            1998
                                                                    -------------------------------     ---------------------------
                                                                    (In thousands, except share and     (In thousands, except share
                                                                            per share data)                 and per share data)
REVENUES:
     Minimum rents.................................................  $       11,032  $      10,466          $ 22,100       $ 20,516
     Percentage rents..............................................             137            230               374            444
     Recoveries from tenants.......................................           2,649          2,324             4,429          3,772
     Interest income...............................................             429            114               871            178
     Income from unconsolidated real estate subsidiary.............             138             --               145             --
     Other income..................................................             311            199               430            295
                                                                     --------------  -------------     ------------   -------------
Total revenues.....................................................          14,696         13,333            28,349         25,205
                                                                     --------------  -------------     -------------  -------------

EXPENSES:
     Interest......................................................           3,516          3,324             7,050          6,273
     Property operating costs......................................           2,847          2,529             4,761          4,100
     Depreciation and amortization.................................           2,977          3,126             5,925          6,173
     Other operating expenses......................................           1,293          1,027             2,435          2,022
     General and administrative....................................             623            668             1,514          1,587
                                                                     --------------  -------------    --------------  -------------
Total expenses.....................................................          11,256         10,674            21,685         20,155
                                                                     --------------  -------------    ------- ------  -------------

     Income before gains (loss) on sales of real estate
       investments.................................................           3,440          2,659             6,664          5,050

Gains (loss) on sales of real estate investments...................           2,113            (30)            2,113            (30)
                                                                     --------------  --------------   --------------  -------------

     Income before minority interest...............................           5,553          2,629             8,777          5,020

Minority interest..................................................             399             --               802             --
                                                                     --------------  --------------   --------------  -------------

Net income.........................................................  $       5,154   $       2,629          $  7,975       $  5,020
                                                                     --------------  --------------   --------------  -------------
                                                                     --------------  --------------   --------------  -------------

Basic net income per share.........................................  $       0.30    $       0.15           $   0.46       $   0.29
                                                                     --------------  --------------   --------------  -------------
                                                                     --------------  --------------   --------------  -------------


Diluted net income per share.......................................  $       0.30    $       0.15           $   0.46       $   0.29
                                                                     --------------  --------------   --------------  -------------
                                                                     --------------  --------------   --------------  -------------

Cash dividends paid................................................  $       0.28    $       0.28           $   0.56       $   0.56
                                                                     --------------  --------------   --------------  -------------
                                                                     --------------  --------------   --------------  -------------

Weighted average number of shares outstanding--Basic.........         17,222,814        17,204,313        17,220,368     17,199,385
                                                                     --------------  --------------   --------------  -------------
                                                                     --------------  --------------   --------------  -------------
Weighted average number of shares outstanding--Diluted.......         18,703,739        17,269,357        17,265,058     17,274,992
                                                                     --------------  --------------   --------------  -------------
                                                                     --------------  --------------   --------------  -------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                              WESTERN INVESTMENT REAL ESTATE TRUST
----------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                         Six Months Ended June 30, 1999,
                         and Year Ended December 31, 1998
                        (In thousands, except share data)

                                                                                                   Accumulated
                                                                                                    Dividends             Total
                                                                           Shares of               in Excess of           Share-
                                                                      Beneficial Interest              Net               holders'
                                                                   Number              Amount        Income               Equity
                                                                ----------           --------     -------------        ------------
Balance, January 1, 1998..........................              17,191,860           $242,682         $ (56,433)          $186,249

Net proceeds from issuance of shares..............                  12,453                182                --                182
Shares issued under restricted stock plan.........                  12,237                176                --                176
Loans to officers.................................                      --             (1,299)               --             (1,299)
Net income........................................                      --                 --            13,616             13,616
Cash dividends....................................                      --                 --           (19,300)           (19,300)
                                                                ----------           --------     -------------        ------------

Balance, December 31, 1998........................              17,216,550            241,741           (62,117)           179,624

Shares issued under restricted stock plan.........                   9,678                131                --                131
Forgiveness of loans to officers..................                      --                260                --                260
Net income........................................                      --                 --             7,975              7,975
Cash dividends....................................                      --                 --            (9,668)            (9,668)
                                                                ----------           --------     -------------        ------------

BALANCE, JUNE 30, 1999............................              17,226,228           $242,132         $ (63,810)          $178,322
                                                                ----------           --------     -------------        ------------
                                                                ----------           --------     -------------        ------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                   WESTERN INVESTMENT REAL ESTATE TRUST
----------------------------------------------------------------------------------------------------------------------------
(Unaudited)                                                                                               Six Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                      1999             1998
                                                                                                    --------       -----------
                                                                                                           (In thousands)
    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income.........................................................................        $  7,975          $  5,020
         Adjustments to reconcile net income to net cash provided by operating activities:
               Minority interest............................................................             802                --
               Depreciation and amortization................................................           5,925             6,173
               Amortization of deferred debt issuance costs.................................             229               171
               (Gains) loss on sales of real estate investments.............................          (2,113)               30
               Earned compensation on restricted stock plan.................................            (131)               --
               (Increase) decrease in accounts receivable and other assets..................            (875)              108
               Decrease in deferred rent receivable.........................................            (283)             (103)
               (Decrease) increase in interest payable......................................            (160)              135
               (Decrease) increase in prepaid rents and security deposits and other
                 liabilities................................................................            (119)            1,244
               Forgiveness of loans to officers.............................................             260                --
                                                                                               -------------       -----------
               Net cash provided by operating activities....................................          11,772            12,778
                                                                                               -------------       -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from sales of real estate investments.....................................          10,315               292
         Investment in notes receivable.....................................................          (1,364)           (6,223)
         Acquisition of  real estate investments............................................              --           (28,250)
         Investment in unconsolidated real estate subsidiary................................            (620)               --
         Funds released from escrow.....................................................               2,625             7,117
         Improvements of real estate investments:
               Build-to-suit developments...................................................              --              (108)
               New leases...................................................................          (1,084)             (814)
               General......................................................................            (678)             (293)
         Recovery of investment in direct financing leases..................................              83               187
                                                                                               -------------       -----------
               Net cash provided by (used in) investing activities..........................           9,277           (28,092)
                                                                                               -------------       -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
         Advances on Bank Line..............................................................          20,450            44,850
         Principal payments on Bank Line....................................................         (31,050)          (18,950)
             Principal payments on mortgage note payable....................................             (99)              (61)
             Loans to officers..............................................................            --              (1,299)
             Net proceeds from issuance of shares...........................................            --                 182
         Deferred long term issuance costs..................................................            (290)              (20)
         Cash distributions to minority interest............................................            (802)               --
         Cash dividends paid................................................................          (9,668)           (9,631)
                                                                                               -------------       -----------
               Net cash used in financing activities........................................         (21,459)          (15,071)
                                                                                               -------------       -----------
               Net decrease in cash and cash equivalents....................................            (410)             (243)

         Cash and cash equivalents, at the beginning of  period.............................           1,512             1,463
                                                                                               -------------       -----------

         Cash and cash equivalents, at the end of period....................................     $     1,102          $  1,220
                                                                                               -------------       -----------
                                                                                               -------------       -----------

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for interest, net of interest capitalized..............     $     6,981          $  5,986
                                                                                               -------------       -----------
                                                                                               -------------       -----------
    NON CASH FINANCING ACTIVITIES:
         Real estate acquisition debt.......................................................     $        --          $ 10,266
                                                                                               -------------       -----------
                                                                                               -------------       -----------

    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                      WESTERN INVESTMENT REAL ESTATE TRUST

                   Notes to Consolidated Financial Statements

                                  June 30, 1999
                                   (Unaudited)



Note 1: ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

The accompanying consolidated financial statements include the accounts of Western, Western/Kienow's L.P. and a joint venture in which Western has a controlling financial interest (collectively, the Company). Western is the sole general partner in Western/Kienow's L.P. At June 30, 1999, the Company's real estate portfolio comprised 64 investments, 54 of which were retail properties.

(B) RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. The Company adopted SOP 98-5 in its first quarter 1999 financial statements, the effective date of SOP 98-5. Accordingly, the Company expensed approximately $57,000 of organizational costs in the quarter ended March 31, 1999. These costs had been previously capitalized. This amount has been included in general and administrative expenses for the three months ended March 31, 1999.

Note 2:   REAL ESTATE INVESTMENTS

At June 30, 1999, the Company had investments in 64 properties, totaling 5.6 million leasable square feet. Included in this total are five properties which were held for sale and which total 225,000 leasable square feet.

Occupancy percentages for the Company's portfolio is as follows:

                         June 30, 1999      December 31, 1998      June 30, 1998
                         -------------      -----------------      -------------
Shopping centers(1)(3)       92.7%               92.5%                92.7%
Single-tenant retail         65.5%(2)           100.0%               100.0%
Commercial and other         94.4%               96.1%                96.2%

Overall occupancy            91.2%               93.1%                93.5%

Occupancy percentage is based on square footage leased as a percent of total leasable square feet.

(1) "Same Store" shopping centers (i.e. those shopping centers owned for the entire two-year period ended June 30, 1999) occupancy was 93.5% and 92.4% at June 30, 1999 and 1998, respectively.

(2) The Single-tenant retail occupancy rate reflects the January, 1999 expiration of the Kmart/Napa lease of 103,284 square feet, the only difference to the December 31, 1998 occupancy.

(3) The 10 Portland, Oregon retail properties that are held through an unconsolidated subsidiary (Kienow's Food Store, Inc.) are not included in the above occupancy percentages. These properties are undergoing extensive retenanting and redevelopment.

During the quarter ended June 30, 1999, the Company sold three commercial properties as follows:

- On April 1, 1999, the Company sold an 18,253 square foot office building located in Salinas, California, for $1,900,000, at a gain of $68,000. The sales proceeds were used to reduce the balance on the Bank Line.
- On April 28, 1999, the Company sold a 47,150 square foot office building located in Milpitas, California, for $6,726,000, at a gain of $923,000. The sales proceeds were used to reduce the balance on the Bank Line.
- On April 29, 1999, the Company sold a 6,495 square foot office building located in Cupertino, California, for $2,250,000, at a gain of $1,122,000. The sales proceeds were used to reduce the balance on the Bank Line.


Additionally, during the quarter, the Company, through its unconsolidated real estate subsidiary, acquired undeveloped land located in Lodi, California for $2,650,000. The acquisition was funded from section 1031 exchange proceeds resulting from the sale of four Oregon non-core properties that were acquired in 1998 as part of the Kienow's Food Stores, Inc. portfolio. (See Note 5 to the consolidated financial statements in the Company's 10-K for the fiscal year ended December 31, 1998). Simultaneous with the land acquisition, the Company entered into a ground lease agreement, whereby the Company believes it will earn areturn of 10% on its investment.

Note 3:  UNCONSOLIDATED REAL ESTATE SUBSIDIARY

In October 1998, the Company acquired Kienow's Food Stores, Inc. (Kienow's), a Portland, Oregon-based grocery wholesaler and retailer, whose principal assets are its real estate properties comprising six shopping centers, four freestanding stores and eight non-core properties. The Company intends to retain and redevelop the 10 core retail properties (six shopping centers and four freestanding stores), encompassing 449,217 square feet, located in the greater Portland area. For the six months ended June 30, 1999, in connection with the redevelopment of the 10 core retail properties, the Company capitalized $791,000 in interest.

As of June 30, 1999, the Company has executed six anchor tenant leases and completed the disposition of four non-core properties in Oregon.

Note 4:  CAPITAL EXPENDITURES

COSTS CAPITALIZED DURING THE PERIOD

It is the Company's practice to capitalize expenditures that exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three and six months ended June 30, 1999, and 1998 are as follows:

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                        --------                            --------
                                                                   1999              1998              1999             1998
                                                           ----------------------------------       --------------------------
                                                                      (In thousands)                      (In thousands)
"Build to Suit" capital improvements.....................         $  --             $  --             $  --            $ 108
Capitalized costs incurred in connection with
      leasing previously UNLEASED space..................             2                 3                13               35
Capitalized costs incurred in connection with
     leasing previously LEASED space.....................           706               474             1,071              779
Capitalized costs which relate to
      improvements to common areas.......................           557                67               678              293
                                                                 ------             -----            ------           ------
Total Capitalized expenditures...........................        $1,265             $ 544            $1,762           $1,215
                                                                 ------             -----            ------           ------
                                                                 ------             -----            ------           ------

Improvements.............................................        $1,251             $ 332            $1,714            $ 839
Leasing-related costs....................................            14               212                48              376
                                                                 ------             -----            ------           ------
Total capitalized expenditures...........................        $1,265             $ 544            $1,762           $1,215
                                                                 ------             -----            ------           ------
                                                                 ------             -----            ------           ------

COMMITMENTS AT JUNE 30, 1999

As of June 30, 1999, the Company had commitments under several new leases which will result in expenditures of approximately $500,000 in real estate improvements and leasing commissions.

COSTS ASSOCIATED WITH LEASING ACTIVITY DURING THE PERIOD

During the three months ended June 30, 1999, the Company entered into leases that obligate the Company to fund certain property improvements. These obligations relate to both new leases and lease renewals. A portion of these obligations were paid and capitalized during the quarter ended June 30, 1999, and are reflected in the preceding table.

The aggregate and per-square-foot information representing capitalized expenditures associated with leasing 13,600 square feet of new leases and 700 square feet of renewal leases the Company executed during the quarter is as follows:


--------------------------------------------------------------------------------

                                   NEW LEASES

                                            Tenant
PROPERTY TYPE                            Improvements
                            ---------------------------------------
                                              Per          Per
                             Aggregate      Square        Square
                               Amount      Foot (1)      Foot (2)
                            -----------   ----------    -----------
Shopping centers &
single-tenant retail
properties                    $52,400        $3.85         $2.22




--------------------------------------------------------------------------------

                                 LEASES RENEWALS

                                            Tenant
PROPERTY TYPE                            Improvements
                            ---------------------------------------
                                              Per          Per
                             Aggregate      Square        Square
                               Amount      Foot (1)      Foot (2)
                            -----------   ----------    -----------
Shopping centers &
single-tenant retail
properties                     $4,975        $7.11        $0.14


(1) Average per square foot for only those leases where the Company incurred an obligation to pay tenant improvements or leasing commissions (Capitalizable obligations divided by square feet associated with capitalizable obligations).
(2) Average per square foot for all leases executed during the quarter (Total obligations incurred divided by total square feet leased).

Note 5:    SEGMENT DISCLOSURE

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

The accounting policies of the segments are the same as those described in Note 1 to the Company's annual report on Form 10-K for the year ended December 31, 1998.

The Company assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income, calculated in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry (a) reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and unusual items, and (b) after adjustments for unconsolidated partnerships and joint ventures, so as to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITS may not be comparable to the Company's calculation of FFO.

The revenues and profit (loss), for each of the reportable segments are summarized as follows for the quarter and six months ended June 30, 1999 and 1998:


                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                 ---------------------           ---------------------
                                                                 1999             1998           1999             1998
                                                              ----------------------------    --------------------------
                                                                     (In thousands)                (In thousands)
REVENUES:
     Shopping centers.......................................  $     13,052     $    11,741    $   24,949     $    22,138
     Single tenant retail...................................           399             565           827           1,168
     Commercial and other...................................         1,191           1,007         2,437           1,857
     Non-segment............................................            54              20           136              42
                                                              ------------     -----------    ----------     -----------
        Total revenues......................................  $     14,696     $    13,333    $   28,349     $    22,205
                                                              ------------     -----------    ----------     -----------
                                                              ------------     -----------    ----------     -----------

PROFIT (LOSS):
Funds from operations:
     Shopping centers.......................................  $     10,016     $     9,232    $   19,788     $    17,940
     Single tenant retail...................................           389             564           779           1,144
     Commercial and other...................................         1,028             874         2,274           1,722
                                                              ------------     -----------    ----------     -----------
        Total segment FFO...................................        11,433          10,670        22,841          20,806

     Interest income........................................            62              16           142              43
     Other income...........................................            13               2            15               7
     Interest expense.......................................        (3,516)         (3,324)       (7,050)         (6,273)
     Other operating expense................................          (953)           (912)       (1,788)         (1,773)
     Depreciation...........................................           (48)            (26)          (91)            (51)
     General and administrative.............................          (623)           (668)       (1,514)         (1,587)
                                                              -------------    ------------   -----------    ------------
         Consolidated FFO...................................         6,368           5,758        12,555          11,172

     Plus gains (less loss) on sales of real estate
         investments........................................         2,113             (30)        2,113             (30)
     Less depreciation and amortization.....................        (2,930)         (3,101)       (5,834)         (6,122)
     Less minority interest.................................          (399)             --          (802)             --
     Less change in accounting principle....................            --              --           (57)             --
                                                              ------------     -----------    -----------    -----------
         Net income.........................................  $      5,154     $     2,629    $     7,975    $     5,020
                                                              ------------     -----------    ----------     -----------
                                                              ------------     -----------    ----------     -----------


The assets for each of the reportable segments are summarized as follows as of June 30, 1999 and December 31, 1998:


                                                       June 30,             December 31,
                                                         1999                   1998
                                                      ----------           --------------
                                                                (in thousands)

ASSETS
     Shopping centers.....................             $375,066               $364,879
     Single tenant retail.................               11,080                 20,352
     Commercial and other.................               21,782                 25,627
     Non-segment..........................                6,697                 16,033
                                                       --------               --------
        Total assets......................             $414,625               $426,891
                                                       --------               --------
                                                       --------               --------


Note 6:  EARNINGS PER SHARE

In February 1997, the FASB issued FASB No. 128, "Earnings Per Share." The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earnings per share. A reconciliation of the denominator used in the calculation of "Diluted Earnings Per Share" for the three and six months ended June 30, 1999 and 1998 is shown below:

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                         1999            1998          1999           1998
                                                      -------------------------------------------------------
Weighted average shares outstanding                   17,222,814     17,204,313     17,220,368     17,199,385
Plus: Options with exercise prices below period-
end market price of common stock                           8,976         65,044          5,105         75,607
Stock issued under restricted stock plan                  39,585             --         39,585             --
OP units convertible into shares of beneficial
interest                                               1,432,364             --             --             --
                                                      ----------     ----------     ----------     ----------
Adjusted weighted average shares outstanding          18,703,739     17,269,357     17,265,058     17,274,992

During the three and six months ended June 30, 1999, the Company had 1,432,364 Operating Partnership (OP) Units outstanding. These OP Units are reflected in the above calculation for the three months ended June 30, 1999. Hypothetical conversion of these OP Units had the effect of increasing earnings per share for the six months ended June 30, 1999, and as such, conversion was not assumed for this period.

The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares for the three and six months ended June 30, 1999, and therefore, the effect would be antidilutive (For the three and six months ended June 30, 1998, there were no stock options not included in the diluted earnings per share calculation):

                                   Three Months Ended      Six Months Ended
                                        June 30,                 June 30,
                                          1999                     1999
                                   ------------------      -----------------
Number of options                          741,100              741,100
Range of exercise prices               $12.31-$14.78         $12.31-$14.78

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail, commercial or industrial businesses in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with significant tenants including the potential adverse impact should a significant tenant experience financial difficulties; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risk associated with real estate ownership, such as the potential adverse impact of environmental contamination or changes in the local economic climate on the revenues and the value of the Company's properties.


LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows provided by operations and other sources available to the Company will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code. Cash on hand, proceeds from the sale of properties held for sale and borrowings under the existing Bank Line, as well as other debt and equity alternatives, are expected to provide the necessary funds to achieve future growth.

The agreements executed in connection with the Company's senior notes and its Bank Line contain certain covenants (including minimum shareholders' equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of additional debt and other restrictions on the Company.

As of June 30, 1999, the Company's aggregate outstanding indebtedness of $209,818,000 consisted of $134,718,000 in fixed rate, long-term debt and $75,100,000 of borrowings under the Company's variable rate, unsecured Bank Line.

As of June 30, 1999, the Company had $21.6 million available under its $100 million Bank Line. The availability on the $100 million Bank Line is reduced by a $3.3 million outstanding letter of credit which is related to the Company's investment in the Walnut Creek development. The Company intends to replace or renew the Bank Line before it expires on September 30, 2001.

COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, the Company committed to fund $26.5 million on a note secured by a first deed of trust on the property under development. At June 30, 1999, the Company had funded a total of $7.3 million relating to this investment.

As of June 30, 1999, the Company had commitments under several new leases which will result in expenditures of approximately $500,000 in real estate improvements and leasing commissions.

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

The National Association of Real Estate Investment Trusts (NAREIT) defines Funds From Operations as net income calculated in accordance with generally accepted accounting principles (GAAP), plus depreciation and amortization of assets uniquely significant to the real estate industry, (a) reduced by gains and increased by losses on (i) sales of property, and (ii) extraordinary and unusual items, and (b) after adjustments for unconsolidated partnerships and joint ventures, so as to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITS may not be comparable to the Company's calculation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated in accordance with NAREIT's guidelines, for the three and six months ended June 30, 1999 and 1998, assuming full conversion of all minority interest (operating partnership units):


                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                                ------------------------         ----------------------
                                                                  1999            1998            1999            1998
                                                                ------------------------         ----------------------
                                                                    (In thousands)                   (In thousands)
Net income................................................      $ 5,154          $ 2,629         $7,975          $5,020
Less: Gains on sales of real estate investments...........       (2,113)              --         (2,113)             --
Plus: Loss on sale of real estate investments.............           --               30                             30
         Real property depreciation.......................        2,594            2,715          5,185           5,384
         Amortization of tenant improvement costs.........          251              299            481             561
         Amortization of leasing-related costs............           83               85            168             177
         Minority interest................................          399               --            802              --
         Cumulative effect of change in accounting
             principle....................................           --               --             57              --
                                                            ------------     -----------    -----------     -----------
Funds From Operations.....................................      $ 6,368          $ 5,758        $12,555         $11,172
                                                            ------------     -----------    -----------     -----------
                                                            ------------     -----------    -----------     -----------

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 1999 AND 1998

Net income increased $2,525,000 to $5,154,000 for the quarter ended June 30, 1999 from $2,629,000 for the comparable quarter in 1998. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased $0.15 to $0.30 for the quarter ended June 30, 1999 from $0.15 for the comparable quarter in 1998. This increase in net income is principally due to gains of $2,113,000 realized from the sale of three properties. Other factors contributing to the increase include increased minimum rents, recoveries from tenants, interest income, income from unconsolidated real estate subsidiary and other income partially offset by increased interest expense, property operating costs, other operating expenses and minority interest.

- Minimum rents increased $566,000 to $11,032,000 for the quarter ended June 30, 1999, from the comparable 1998 quarter of $10,466,000.
- Recoveries from tenants increased $325,000 to $2,649,000 for the quarter ended June 30, 1999, from the comparable 1998 quarter of $2,324,000.
- Property operating costs increased $318,000 to $2,847,000 for the quarter ended June 30, 1999, from the comparable 1998 quarter of $2,529,000.

The above increases are principally due to the 1998 investments, which consist of the shopping center acquisition in Blaine, Washington, in addition to the master leasehold interest in the shopping center in Dublin, California.

Interest income increased $315,000 to $429,000 for the quarter ended June 30, 1999, from the comparable 1998 quarter of $114,000. This increase is due primarily to the two mortgage notes receivable the Company originated during 1998.

Income from the Company's unconsolidated real estate subsidiary was $138,000 and minority interest was $399,000 for the quarter ended June 30, 1999. There was no comparable income or minority interest for the quarter ended June 30, 1998. The income from unconsolidated real estate subsidiary relates to the Company's acquisition of the Kienow's portfolio during the fourth quarter of 1998. The minority interest represents the income allocation to the holders of Operating Partnership Units in the Western/Kienow's L.P. downREIT.

Other income increased $112,000 to $311,000 for the quarter ended June 30, 1999, from the comparable 1998 quarter of $199,000. This increase is due primarily to fees earned in connection with the Walnut Creek redevelopment. The Company entered into this agreement during the second quarter of 1998.

Interest expense increased $192,000 to $3,516,000 for the quarter ended June 30, 1999, from the comparable 1998 quarter of $3,324,000 due to the increase in the outstanding balance under the Bank Line as a result of funding the 1998 real estate investments.

Other operating expenses increased $266,000 to $1,293,000 for the quarter ended June 30, 1999, from the comparable 1998 amount of $1,027,000. This increase is primarily due to the master lease payments on the Dublin shopping center investment the Company entered into during the third quarter of 1998.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net income increased $2,955,000 to $7,975,000 for the six months ended June 30, 1999 from $5,020,000 for the comparable period in 1998. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased $0.17 to $0.46 for the six months ended June 30, 1999 from $0.29 for the comparable period in 1998. This increase in net income is principally due to gains of $2,113,000 realized from the sale of three properties. Other contributing factors to the increase include increased minimum rent, recoveries from tenants, interest income, income from unconsolidated real estate subsidiary and other income partially offset by increased interest expense, property operating costs, other operating expenses and minority interest.

- Minimum rents increased $1,584,000 to $22,100,000 for the six months ended June 30, 1999, from the comparable 1998 period of $20,516,000.
- Recoveries from tenants increased $657,000 to $4,429,000 for the six months ended June 30, 1999, from the comparable 1998 period of $3,772,000.
- Property operating costs increased $661,000 to $4,761,000 for the six months ended June 30, 1999, from the comparable 1998 period of $4,100,000.

The above increases are principally due to the 1998 investments, which consist of the shopping center acquisitions in Modesto and Windsor, California, and Blaine, Washington, in addition to the master leasehold interest in the shopping center in Dublin, California.

Interest income increased $693,000 to $871,000 for the six months ended June 30, 1999, from the comparable 1998 period of $178,000. This increase is due primarily to the two mortgage notes receivable the Company originated during 1998.

Income from the Company's unconsolidated real estate subsidiary was $145,000 and minority interest was $802,000 for the six months ended June 30, 1999. There was no comparable income or minority interest for the six months ended June 30, 1998. The income from unconsolidated real estate subsidiary relates to the Company's acquisition of the Kienow's portfolio during the fourth quarter of 1998. The minority interest represents the income allocation to the holders of Operating Partnership Units in the Western/Kienow's L.P. downREIT.

Other income increased $135,000 to $430,000 for the six months ended June 30, 1999, from the comparable 1998 amount of $295,000. This increase is due primarily to fees earned in connection with the Walnut Creek redevelopment.

Interest expense increased $777,000 to $7,050,000 for the six months ended June 30, 1999, from the comparable 1998 amount of $6,273,000 due to the increase in the outstanding balance under the Bank Line as a result of funding the 1998 real estate investments.

Other operating expenses increased $413,000 to $2,435,000 for the six months ended June 30, 1999, from the comparable period in 1998 amount of $2,022,000. This increase is primarily due to the master lease payments on the Dublin shopping center investment the Company entered into during the third quarter of 1998.

COMPUTER SYSTEMS AND THE MILLENNIUM

As a result of computer programs being written using two digits (rather than four digits) to define the applicable year, many computer systems will not be able to process information beyond December 31, 1999. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. At June 30, 1999, a significant portion of the Company's Local Area Network and Wide Area Network are Year 2000 compliant.

During 1998 and 1999, the Company undertook the conversion and upgrade of its management information systems. The Company expects to spend approximately $600,000 on this by the end of 1999. It is anticipated that the new system will support planned future growth and increase efficiencies relating to property operations. These costs will be recorded as assets and amortized.

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

                           PART II. OTHER INFORMATION

Item 1 - 3 None

Item 4.    Submission of Matters to a Vote of Security Holders

At the regular Annual Meeting of Shareholders of Western Investment Real Estate Trust, held on May 13, 1999, the following matters were submitted to a vote of security holders:

     (a) The election of the following trustees to serve for a term of three years expiring at the conclusion of the 2002 annual meeting of shareholders: Bradley N. Blake, L. Michael Foley, and James L. Stell.

          Bradley N. Blake: Approved - 15,855,122 shares were voted in favor and 136,972 shares withheld authority to vote.

          L. Michael Foley: Approved - 15,854,411 shares were voted in favor and 137,683 shares withheld authority to vote.

          James L. Stell: Approved - 15,812,980 shares were voted in favor and 179,114 shares withheld authority to vote.

     (b) Ratification of the appointment of KPMG Peat Marwick LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 1999.

          Approved - 15,868,361 shares were voted in favor, 70,166 shares were voted against, and 53,567 shares abstained from voting.

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

          (10.6) Agreement of Limited Partnership of Western/Kienow's, L.P. dated October 30, 1998 (filed as Exhibit 10.6 to Registrant's 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

          (27)*      Financial Data Schedule


     (b)  Reports on Form 8-K

                     None.
--------------------------------------------------------------------------------


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



Dated: August 10, 1999
      ----------------