Form 10-Q
period 1999-09-30
WESTERN PROPERTIES TRUST
filed 1999-11-10
CIK 106135

                                 SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter ended SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-08723


                            WESTERN PROPERTIES TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                                 94-6100058
---------------------------------------------        --------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

  2200 POWELL ST., STE. 600, EMERYVILLE, CA                    94608
---------------------------------------------        --------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:         (510) 597-0160
                                                    ---------------------------

                      WESTERN INVESTMENT REAL ESTATE TRUST
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Shares of Beneficial Interest, No Par Value - 17,231,349 shares as of October 26, 1999

                            WESTERN PROPERTIES TRUST

                                  INDEX TO 10-Q

                                                                                                        Page
                                                                                                        ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (unaudited)                                           3

                  Consolidated Balance Sheets - September 30, 1999, and December 31, 1998                 4

                  Consolidated Statements of Income - Three and Nine months ended
                  September 30, 1999 and 1998                                                             5

                  Consolidated Statements of Shareholders' Equity - Nine months ended
                  September 30, 1999 and year ended December 31, 1998                                     6

                  Consolidated Statements of Cash Flows - Nine months ended
                  September 30, 1999 and 1998                                                             7

                  Notes to Consolidated Financial Statements                                           8-16


Item 2.           Management's Discussion and Analysis of Financial                                   17-21
                      Condition and Results of Operations


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                      22

Item 2.           Changes in Securities and Use of Proceeds                                              22

Item 3.           Defaults upon Senior Securities                                                        22

Item 4.           Submission of Matters to a Vote of Security Holders                                    22

Item 5.           Other Information                                                                      22

Item 6.           Exhibits and Reports on Form 8-K                                                    22-23


SIGNATURE                                                                                                24

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

When used in the discussion in this Form 10-Q, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those discussed, including, but not limited to those set forth in the section entitled "Potential Factors Affecting Future Operating Results," in Management's Discussion and Analysis of Financial Condition and Results of Operations, below. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CONSOLIDATED BALANCE SHEETS                                                        WESTERN PROPERTIES TRUST
--------------------------------------------------------------------------------------------------------------------
(Unaudited. In thousands, except share data)

                                                                               SEPTEMBER 30,         December 31,
ASSETS                                                                             1999                 1998
                                                                        ------------------------ -------------------
Real estate investments:
   Real estate properties .................................................        $ 403,170         $ 410,183
   Less accumulated depreciation and amortization .........................          (87,355)          (82,660)
                                                                                   ---------         ---------
                                                                                     315,815           327,523

   Real estate properties held for sale ...................................           27,111            30,288
   Less accumulated depreciation and amortization .........................           (7,246)           (7,452)
                                                                                   ---------         ---------
                                                                                      19,865            22,836
    Unconsolidated real estate subsidiary .................................           44,153            43,854
    Mortgage notes receivable .............................................           16,941            16,160
                                                                                   ---------         ---------
       Real estate investments, net of accumulated depreciation ...........          396,774           410,373

Cash and cash equivalents .................................................              458             1,512
Accounts receivable and other assets ......................................           17,066            13,704
Deferred long-term debt issuance costs, net ...............................            1,254             1,302
                                                                                   ---------         ---------
                                                                                   $ 415,552         $ 426,891
                                                                                   =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

bank line of credit .......................................................        $  77,150         $  85,700
Senior notes, net .........................................................          124,815           124,794
Mortgage payable ..........................................................            9,859            10,009
                                                                                   ---------         ---------
                                                                                     211,824           220,503

Interest payable ..........................................................            1,394             3,670
Prepaid rents and security deposits .......................................            1,969             2,161
Other liabilities .........................................................            4,163             3,517
                                                                                   ---------         ---------

   Total liabilities ......................................................          219,350           229,851
                                                                                   ---------         ---------

Minority interests ........................................................           17,416            17,416

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized;
      No shares issued or outstanding .....................................               --                --
   Shares of beneficial interest, no par value,
      Unlimited share authorization
      Issued and outstanding:  September  30, 1999 - 17,231,349 shares
                               December 31, 1998 - 17,216,550 shares ......          242,200           241,741
   Accumulated dividends in excess of net income ..........................          (63,414)          (62,117)
                                                                                   ---------         ---------

   Total shareholders' equity .............................................          178,786           179,624
                                                                                   ---------         ---------
                                                                                   $ 415,552         $ 426,891
                                                                                   =========         =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME                                                                   WESTERN PROPERTIES TRUST
----------------------------------------------------------------------------------------------------------------------------
(Unaudited. In thousands, except share and per share data)

                                                                             Three Months Ended              Nine Months Ended
                                                                                 September 30,                  September 30,
                                                                           1999            1998             1999           1998
                                                                       ----------------------------    ---------------------------
REVENUES:
     Minimum rents ..................................................  $     10,939    $     10,582    $     33,039    $     31,098
     Percentage rents ...............................................           344              45             718             489
     Recoveries from tenants ........................................         2,092           1,742           6,521           5,514
     Interest income ................................................           425             350           1,296             528
     Income from unconsolidated real estate subsidiary ..............           113              --             258              --
     Other income ...................................................           264             250             694             545
                                                                       ------------    ------------    ------------    ------------
Total revenues ......................................................        14,177          12,969          42,526          38,174
                                                                       ------------    ------------    ------------    ------------

EXPENSES:
     Interest .......................................................         3,500           3,474          10,550           9,747
     Property operating costs .......................................         2,251           1,894           7,012           5,994
     Depreciation and amortization ..................................         2,959           3,141           8,884           9,314
     Other operating expenses .......................................         1,437           1,136           3,872           3,158
     General and administrative .....................................           712             587           2,226           2,174
                                                                       ------------    ------------    ------------    ------------
Total expenses ......................................................        10,859          10,232          32,544          30,387
                                                                       ------------    ------------    ------------    ------------

     Income before gains (loss) on sales of real estate investments
                                                                              3,318           2,737           9,982           7,787

Gains (loss) on sales of real estate investments ....................         2,313              --           4,426             (30)
                                                                       ------------    ------------    ------------    ------------

     Income before minority interest ................................         5,631           2,737          14,408           7,757

Minority interest ...................................................           401              --           1,203            _ --
                                                                       ------------    ------------    ------------    ------------

Net income ..........................................................  $      5,230    $      2,737    $     13,205    $      7,757
                                                                       ============    ============    ============    ============


Basic net income per share ..........................................  $       0.30    $       0.16    $       0.77    $       0.45
                                                                       ============    ============    ============    ============


Diluted net income per share ........................................  $       0.30    $       0.16    $       0.77    $       0.45
                                                                       ============    ============    ============    ============

Cash dividends paid per share .......................................  $       0.28    $       0.28    $       0.84    $       0.84
                                                                       ============    ============    ============    ============

Weighted average number of shares outstanding--Basic ................    17,227,916      17,210,772      17,222,911      17,204,382
                                                                       ============    ============    ============    ============
Weighted average number of shares outstanding--Diluted ..............    18,695,086      17,249,265      17,260,494      17,256,348
                                                                       ============    ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                     WESTERN PROPERTIES TRUST
----------------------------------------------------------------------------------------------------------------------------------
(Unaudited. In thousands, except share data)

                      Nine Months Ended September 30, 1999,
                        and Year Ended December 31, 1998
                        (In thousands, except share data)

                                                                                     Accumulated
                                                            Shares of                 Dividends           Total
                                                        Beneficial Interest          in Excess of      Shareholders'
                                                     Number           Amount          Net Income          Equity
                                                 -------------- ----------------- ------------------ -------------------
Balance, January 1, 1998 .....................      17,191,860      $  242,682       $  (56,433)      $  186,249

Net proceeds from issuance of shares .........          12,453             182               --              182
Shares issued under restricted stock plan ....          12,237             176               --              176
Loans to officers ............................              --          (1,299)              --           (1,299)
Net income ...................................              --              --           13,616           13,616
Cash dividends ...............................              --              --          (19,300)         (19,300)
                                                    ----------      ----------       ----------       ----------

Balance, December 31, 1998 ...................      17,216,550         241,741          (62,117)         179,624

Shares issued under restricted stock plan ....          14,799             199               --              199
Forgiveness of loans to officers .............              --             260               --              260
Net income ...................................              --              --           13,205           13,205
Cash dividends ...............................              --              --          (14,502)         (14,502)
                                                    ----------      ----------       ----------       ----------

BALANCE, SEPTEMBER 30, 1999 ..................      17,231,349      $  242,200       $  (63,414)      $  178,786
                                                    ==========      ==========       ==========       ==========



   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                              WESTERN PROPERTIES TRUST
----------------------------------------------------------------------------------------------------------------------------
(Unaudited.  In thousands)                                                                               Nine  Months Ended
                                                                                                            September 30,
                                                                                                        1999           1998
                                                                                                     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................................................      $ 13,205       $  7,757
     Adjustments to reconcile net income to net cash provided by operating activities:
           Minority interest ..................................................................         1,203             --
           Depreciation and amortization ......................................................         8,884          9,314
           Amortization of deferred debt issuance costs .......................................           359            267
           (Gains) loss on sales of real estate investments ...................................        (4,426)            30
           Earned compensation on restricted stock plan .......................................           199            125
           Increase in accounts receivable and other assets ...................................        (2,220)          (603)
           Increase in deferred rent receivable ...............................................          (425)          (193)
           Decrease in interest payable .......................................................        (2,276)        (2,200)
           Increase in prepaid rents and security deposits and other liabilities ..............           454          1,862
           Forgiveness of loans  to officers ..................................................           260             --
                                                                                                     --------       --------
           Net cash provided by operating activities ..........................................        15,212         16,359
                                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments ...........................................        13,451            340
     Investment in  notes receivable, net .....................................................        (1,581)       (14,625)
     Acquisition of  real estate investments ..................................................            --        (35,858)
     Investment in unconsolidated real estate subsidiary ......................................          (299)            --
     Funds released from escrow ...............................................................         2,625          7,117
     Funds escrowed pending acquisition .......................................................        (2,926)            --
     Improvements of real estate investments:
           Build-to-suit developments .........................................................          (518)          (221)
           New leases .........................................................................        (1,619)        (1,971)
           General ............................................................................          (818)          (454)
     Recovery of investment in direct financing leases ........................................           114            280
                                                                                                     --------       --------
           Net cash provided by (used in) investing activities ................................         8,429        (45,392)
                                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line ....................................................................        33,000         73,100
     Principal payments on bank line ..........................................................       (41,550)       (28,550)
     Principal payments on mortgage note payable ..............................................          (150)          (106)
     Loans to officers ........................................................................            --         (1,299)
     Net proceeds from issuance of shares .....................................................            --            182
     Deferred long term issuance costs ........................................................          (290)          (242)
     Cash distributions to minority interest ..................................................        (1,203)            --
     Cash dividends paid ......................................................................       (14,502)       (14,460)
                                                                                                     --------       --------
           Net cash (used in) provided by financing activities ................................       (24,695)        28,625
                                                                                                     --------       --------
           Net decrease in cash and cash equivalents ..........................................        (1,054)          (408)

     Cash and cash equivalents, at the beginning of  period ...................................         1,512          1,463
                                                                                                     --------       --------

     Cash and cash equivalents, at the end of period ..........................................      $    458       $  1,055
                                                                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest, net of $1,052 interest capitalized in 1999 .....      $ 13,518       $ 11,699
                                                                                                     ========       ========
NON CASH FINANCING ACTIVITIES:
     Real estate acquisition debt .............................................................      $     --       $ 10,266
                                                                                                     ========       ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            WESTERN PROPERTIES TRUST

                   Notes to Consolidated Financial Statements

                               September 30, 1999
                                   (Unaudited)


Note 1:    ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING
           PRONOUNCEMENTS

(A)    DESCRIPTION OF ORGANIZATION

Founded in 1962, Western Properties Trust ("Western") and its affiliates own and operate community and neighborhood shopping centers and other real estate located in the western United States. The corporate office of the self-administered equity real estate investment trust is in the San Francisco Bay Area City of Emeryville, California. Its shares are traded on the American Stock Exchange under the symbol "WIR".

On August 19, 1999, pursuant to authority granted the Board of Trustees under Western's Declaration of Trust, Western changed its name from Western Investment Real Estate Trust to Western Properties Trust.

The accompanying consolidated financial statements include the accounts of Western, Western/Kienow's L.P. and a joint venture in which Western has a controlling financial interest (collectively, "the Company"). Western is the sole general partner in Western/Kienow's L.P. At September 30, 1999, the Company's real estate portfolio was comprised of 63 investments, 53 of which were retail properties.

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

Note 2:   REAL ESTATE INVESTMENTS

At September 30, 1999, the Company had direct and indirect investments in 63 properties, totaling 5.6 million leasable square feet. Included in this total are nine properties which were held for sale and which total 262,000 leasable square feet.

Occupancy percentages for the Company's portfolio is as follows:

                                      September 30, 1999              December 31, 1998             September 30, 1998
                                      ------------------              -----------------             ------------------
Shopping centers(1) (3)                      93.2%                          92.5%                          92.2%
Single-tenant retail                         62.2%(2)                      100.0%                         100.0%
Commercial and other                         94.4%                          96.1%                          96.2%

Overall occupancy                            91.6%                          93.1%                          93.0%

Occupancy percentage is based on square footage leased as a percent of total leasable square feet.

(1) "Same Store" shopping centers (i.e. those shopping centers owned for the entire two-year period ended September 30, 1999) occupancy was 94.1% and 92.9% at September 30, 1999 and 1998, respectively.
(2) The single-tenant retail occupancy rate reflects the January, 1999 expiration of the Kmart/Napa lease of 103,284 square feet, the only difference to the December 31, 1998 occupancy.
(3) The 10 Portland, Oregon retail properties that are held through an unconsolidated subsidiary (Kienow's Food Store, Inc.) are included in the 63 properties but are not included in the above occupancy percentages. These properties are undergoing extensive retenanting and redevelopment.

During the quarter ended September 30, 1999, the Company sold one single tenant property and one undeveloped parcel, as follows:

- On September 13, 1999, the Company sold a 26,500 square foot grocery store located in Watsonville, California, for $3,000,000, at a gain of $2,124,000. The Company plans on using the sales proceeds of $2,926,000 from this disposition to purchase real estate through a tax-deferred exchange.
- On August 17, 1999, the Company sold a 35,326 square foot parcel of undeveloped land located in Elko, Nevada for $280,000, at a gain of $189,000. The sales proceeds were used to reduce the balance on the bank line.

Also during the quarter, the Company entered into agreements for the development of retail properties:

       - The Company formed a California Limited Liability Company, together with The Innisfree Companies, for the purpose of developing a retail project in Redwood City, California. As of September 30, 1999, the Company has funded $274,000 of predevelopment costs. Total project costs are expected to be approximately $34 million. The Company expects to acquire the land and commence construction in the second or third quarter of 2000. The Company anticipates financing the project through a joint venture, property disposition proceeds and/or through a third-party construction loan.

       - The Company entered into purchase and sale agreements to acquire two parcels of land in the downtown area of Walnut Creek, California, which will be part of a retail development project. This site is located immediately north of the Plaza Escuela (formerly Simon Hardware site) property on which the Company is providing development financing in the form of a participating mortgage loan. Total project costs for this development project are expected to be approximately $31 million. The Company expects to close on the purchase of the parcels during the fourth quarter of 1999 and commence construction in the second or third quarter of 2000. The Company anticipates financing the project through a joint venture, property disposition proceeds and/or through a third-party construction loan.


Note   3:     UNCONSOLIDATED REAL ESTATE SUBSIDIARY

In October 1998, the Company acquired Kienow's Food Stores, Inc. (Kienow's), a Portland, Oregon-based grocery wholesaler and retailer, whose principal assets were its real estate properties comprising six shopping centers, four freestanding stores and eight non-core properties. The Company intends to redevelop and retenant the 10 core retail properties (six shopping centers and four freestanding stores), encompassing 449,217 square feet, located in the greater Portland area. From inception to September 30, 1999, the Company capitalized $1,304,000 ($255,000 in 1998) in interest in connection with the redevelopment of the 10 core retail properties.

As of September 30, 1999, the Company has executed seven anchor tenant leases and completed the disposition of five non-core properties in Oregon.

Note 4:   CAPITAL EXPENDITURES

COSTS CAPITALIZED DURING THE PERIOD

It is the Company's practice to capitalize expenditures that exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three and nine months ended September 30, 1999, and 1998 are as follows:

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30,                  September 30,
                                                                   1999         1998              1999         1998
                                                                   -----------------            ---------------------
                                                                      (In thousands)                (In thousands)

    "Build to Suit" capital improvements.................        $  518        $  113            $  518       $  221
    Capitalized costs incurred in connection with
         leasing previously UNLEASED space...............            30            33                43           68
    Capitalized costs incurred in connection with
         leasing previously LEASED space.................           505         1,124             1,576        1,903
    Capitalized costs which relate to
         improvements to common areas....................           140           161               818          454
                                                                 ------        ------            ------       ------
    Total Capitalized expenditures  .....................        $1,193        $1,431            $2,955       $2,646
                                                                 ======        ======            ======       ======

    Improvements.........................................        $1,121        $1,247            $2,835       $2,086
    Leasing-related costs................................            72           184               120          560
                                                                 ------        ------            ------       ------
    Total capitalized expenditures  .....................        $1,193        $1,431            $2,955       $2,646
                                                                 ======        ======            ======       ======


COSTS ASSOCIATED WITH LEASING ACTIVITY DURING THE PERIOD

During the three months ended September 30, 1999, the Company entered into leases that obligate the Company to fund certain tenant improvement obligations. These obligations relate to both new leases and lease renewals. A portion of these obligations were paid and capitalized during the quarter ended September 30, 1999, and are reflected in the preceding table. At September 30, 1999, the Company had commitments under new leases and lease renewals which will result in expenditures of approximately $900,000 in real estate improvements and leasing commissions.

The aggregate and per-square-foot information representing expenditures associated with leasing during the three months ended September 30, 1999, is as follows:


-----------------------------------------------------------------------------------------------------------------------------------

                                   NEW LEASES

                              TENANT IMPROVEMENTS


Property Type                          Capitalized Costs                         All Expenditures
---------------------------- --------------------------------------- ------------------------------------------
                                                            Per                                       Per
                              Aggregate       Square       Square      Aggregate       Square       Square
                                Amount         Feet         Foot         Amount         Feet          Foot
                             ------------- ------------- ----------- --------------- ----------- --------------
Shopping center &
single-tenant retail
properties                      $656,367       34,245      $19.17        $670,667      52,022         $12.89


-----------------------------------------------------------------------------------------------------------------------------------

                                            LEASING COMMISSIONS

Property Type                        Capitalized Costs                         All Expenditures
------------------------- ---------------------------------------- ------------------------------------------
                                                        Per                                        Per
                            Aggregate      Square      Square       Aggregate       Square        Square
                             Amount         Feet        Foot          Amount         Feet           Foot
                          -------------- ----------- ------------ --------------- ------------ --------------
Shopping center &
single-tenant retail
properties                     $75,406       17,919         $4.21        $80,561       52,022         $1.55


-----------------------------------------------------------------------------------------------------------------------------------

                                             LEASE RENEWALS

                                           TENANT IMPROVEMENTS

Property Type                        Capitalized Costs                         All Expenditures
------------------------ --------------------------------------- ------------------------------------------
                                                        Per                                       Per
                          Aggregate      Square       Square       Aggregate       Square        Square
                            Amount        Feet         Foot          Amount         Feet          Foot
                         ------------- ------------ ------------ --------------- ------------ -------------
Shopping center &
single-tenant retail
properties                    $ --       --          $ --                $4,855        62,741         $0.08

Note 5:      SEGMENT DISCLOSURE

FASB No. 131 requires disclosure about segments of the Company and related information.

The Company evaluates performance and makes resource-allocation decisions on an individual property basis. For financial reporting purposes, the Company has grouped its properties into three segments: shopping centers; single-tenant retail; and other commercial properties. Investments principally consist of real estate, but also include real estate secured loans (three) and a real estate joint venture (one).

Non-segment revenue consists primarily of interest income pertaining to related party loans. Non-segment assets include cash, non-tenant accounts receivable and deferred financing costs.

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

The revenues and profit (loss), for each of the reportable segments are summarized as follows for the quarter and nine months ended September 30, 1999 and 1998:

                                                                        Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                        1999           1998             1999          1998
                                                                        -------------------             ------------------
                                                                          (In thousands)                   (In thousands)
REVENUES:
    Shopping centers ............................................      $ 12,710       $ 11,310       $ 37,782       $ 33,440
    Single tenant retail ........................................           428            589          1,254          1,757
    Commercial and other ........................................         1,013          1,050          3,342          2,907
    Non-segment .................................................            26             20            148             70
                                                                       --------       --------       --------       --------
       Total revenues ...........................................      $ 14,177       $ 12,969       $ 42,526       $ 38,174
                                                                       ========       ========       ========       ========
PROFIT (LOSS):
Funds from operations:
    Shopping centers ............................................      $ 10,300       $  9,290       $ 30,210       $ 27,224
    Single tenant retail ........................................           356            520          1,136          1,664
    Commercial and other ........................................           997          1,035          3,162          2,757
                                                                       --------       --------       --------       --------
       Total segment FFO ........................................        11,653         10,845         34,508         31,645

    Interest income .............................................            25             19            132             62
    Other income ................................................             2              1             16              9
    Interest expense ............................................        (3,500)        (3,474)       (10,550)        (9,747)
    Other operating expense .....................................        (1,107)          (926)        (2,930)        (2,693)
    Depreciation ................................................           (57)           (26)          (148)           (77)
    General and administrative ..................................          (712)          (587)        (2,169)        (2,174)
                                                                       --------       --------       --------       --------
        Total FFO (assuming full conversion of all minority
        interest Operating Partnership Units)...................          6,304          5,852         18,859         17,025

    Plus gains (less loss) on sales of real estate
        investments .............................................         2,313             --          4,426            (30)
    Less depreciation and amortization ..........................        (2,986)        (3,115)        (8,820)        (9,238)
    Less minority interest ......................................          (401)            --         (1,203)            --
    Less change in accounting principle .........................            --             --            (57)            --
                                                                       --------       --------       --------       --------
        Net income ..............................................      $  5,230       $  2,737       $ 13,205       $  7,757
                                                                       ========       ========       ========       ========

The assets for each of the reportable segments are summarized as follows as of September 30, 1999 and December 31, 1998, respectively:


                                                                                September 30,           December 31,
                                                                                    1999                    1998
                                                                             ---------------------------------------
                                                                                          (In thousands)
 ASSETS
      Shopping centers...............................................             $369,488                 $374,262
      Single tenant retail...........................................                9,723                   10,371
      Commercial and other...........................................               23,158                   28,146
      Non-segment....................................................               13,183                   14,112
                                                                                  --------                 --------
         Total assets................................................             $415,552                 $426,891
                                                                                  ========                 ========


Note  6:   EARNINGS PER SHARE

In February 1997, the FASB issued FASB No. 128, "EARNINGS PER SHARE." The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earnings per share. A reconciliation of the denominator used in the calculation of "DILUTED EARNINGS PER SHARE" for the three and nine months ended September 30, 1999 and 1998 is shown below:

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                     1999            1998           1999            1998
                                                                  --------------------------     --------------------------
                                                                        (In thousands)                (In thousands)
 Weighted average shares outstanding........................      17,227,916      17,210,772     17,222,911      17,204,382
 Plus:  Options with exercise prices below period -end
       market price of common stock.........................             342           5,771          3,119          19,244
       Stock issued under restricted stock plan.............          34,464          32,722         34,464          32,722
       OP units convertible into shares of beneficial
       interest.............................................       1,432,364              --             --              --
                                                                   ---------      ----------     ----------      ----------
 Diluted weighted average shares outstanding................      18,695,086      17,249,265     17,260,494      17,256,348
                                                                  ==========      ==========     ==========      ==========

During the three and nine months ended September 30, 1999, the Company had 1,432,364 DownREIT Operating Partnership (OP) Units outstanding in connection with the Kienow's transaction. These OP Units are reflected in the above calculation for the three months ended September 30, 1999. Hypothetical conversion of these OP Units had the effect of increasing earnings per share for the nine months ended September 30, 1999, and as such, conversion was not assumed for this period.

The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares for the three and nine months ended September 30, 1999 and, therefore, the effect would be antidilutive:


                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                  September 30,
                                                                                1999                          1999
                                                                        ------------------------------------------------
Anti-dilutive options..............................................           908,500                       723,500
Range of exercise prices...........................................       $11.25 - $14.78               $12.31 - $14.78

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

 "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail, commercial or industrial businesses in which the Company's properties compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with significant tenants including the potential adverse impact should a significant tenant experience financial difficulties; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of environmental contamination or the impact of changes in the local economic climate on the revenues and the value of the Company's properties.

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

As of September 30, 1999, the Company's aggregate outstanding indebtedness of $211,824,000 consisted of $134,674,000 in fixed rate, long-term debt and $77,150,000 of borrowings under the Company's variable rate, unsecured bank line.

As of September 30, 1999, the Company had $19.6 million available under its $100 million bank line. The availability on the $100 million bank line is net of a $3.3 million outstanding letter of credit which is related to the Company's investment in the Walnut Creek development. The Company intends to replace or renew the bank line before it expires on September 30, 2001.

COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, the Company committed to fund $26.5 million on a note secured by a first deed of trust on the property under development. At September 30, 1999, the Company had funded a total of $7.6 million relating to this investment and is considering increasing its funding commitment to $42 million.

As of September 30, 1999, the Company had commitments under several new and renewal leases which will result in expenditures of approximately $900,000 in real estate improvements and leasing commissions.


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

The table below provides a reconciliation of net income in accordance with GAAP to FFO, as calculated in accordance with NAREIT's guidelines, for the three and nine months ended September 30, 1999 and 1998, assuming full conversion of all minority interest (operating partnership units):


                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                           1999             1998         1999           1998
                                                                           ----------------------      -----------------------
                                                                                (In thousands)              (In thousands)
Net income .........................................................      $  5,230       $  2,737      $ 13,205       $  7,757
Less: Gains on sales of real estate investments ....................        (2,313)            --        (4,426)            --
Plus: Loss on sale of real estate investments ......................            --             --                           30
         Real property depreciation ................................         2,560          2,729         7,745          8,113
         Real property depreciation
             unconsolidated real estate ............................            84             --            84             --
         Amortization of tenant
             improvement costs .....................................           247            294           728            855
         Amortization of leasing-related costs .....................            95             92           263            269
         Minority interest .........................................           401             --         1,203             --
         Cumulative effect of change in accounting principle .......            --             --            57             --
                                                                          --------       --------      --------       --------
Funds From Operations ..............................................      $  6,304       $  5,852      $ 18,859       $ 17,024
                                                                          ========       ========      ========       ========

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased $2,493,000 to $5,230,000 for the quarter ended September 30, 1999 from $2,737,000 for the comparable quarter in 1998. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased $0.14 to $0.30 for the quarter ended September 30, 1999 from $0.16 for the comparable quarter in 1998. This increase in net income is principally due to gains of $2,313,000 realized from the sale of two properties. Other factors contributing to the increase include increased minimum rents, percentage rents, recoveries from tenants, income from unconsolidated real estate subsidiary, partially offset by increased property and other operating expenses and minority interest.

       - Minimum rents increased $357,000 to $10,939,000 for the quarter ended September 30, 1999 from $10,582,000 in the comparable 1998 quarter.
       - Percentage rents increased $299,000 to $344,000 for the quarter ended September 30, 1999 from $45,000 in the comparable 1998 quarter.
       - Recoveries from tenants increased $350,000 to $2,092,000 for the quarter ended September 30, 1999 from $1,742,000 in the comparable 1998 quarter.
       - Property operating costs increased $357,000 to $2,251,000 for the quarter ended September 30, 1999 from $1,894,000 in the comparable 1998 quarter.

The above increases are principally due to the 1998 investments (which consist of the shopping center acquisition in Blaine, Washington and the master leasehold interest in the shopping center in Dublin, California), partially offset by nine dispositions. Additionally, the increase in minimum rents can be partially attributed to the lease-up of the Petaluma, California property.

Income from the Company's unconsolidated real estate subsidiary was $113,000 and minority interest was $401,000 for the quarter ended September 30, 1999. There was no comparable income or minority interest for the quarter ended September 30, 1998. The income from unconsolidated real estate subsidiary relates to the Company's acquisition of Kienow's during the fourth quarter of 1998. The minority interest represents the income allocation to the holders of OP Units in the Western/Kienow's L.P. DownREIT.

Other operating expenses increased $301,000 to $1,437,000 for the quarter ended September 30, 1999 from the comparable 1998 period amount of $1,136,000. This increase is due to various increased costs including costs incurred pursuing real estate investments which were expensed.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased $5,448,000 to $13,205,000 for the nine months ended September 30, 1999 from $7,757,000 for the comparable nine month period in 1998. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased $0.32 to $0.77 for the nine months ended September 30, 1999 from $0.45 for the comparable nine month period in 1998. This increase in net income is principally due to gains of $4,426,000 realized from the sale of five properties. Other factors contributing to the increase include increased minimum rents, percentage rents, recoveries from tenants, interest income, income from unconsolidated real estate subsidiary, partially offset by increased interest expense, property and other operating expenses and minority interest.

       - Minimum rents increased $1,941,000 to $33,039,000 for the nine months ended September 30, 1999 from $31,098,000 in the comparable 1998 nine months.
       - Percentage rents increased $229,000 to $718,000 for the nine months ended September 30, 1999 from $489,000 in the comparable 1998 nine months.
       - Recoveries from tenants increased $1,007,000 to $6,521,000 for the nine months ended September 30, 1999 from $5,514,000 in the comparable 1998 nine months.
       - Property operating costs increased $1,018,000 to $7,012,000 for the nine months ended September 30, 1999 from $5,994,000 in the comparable 1998 nine months.

The above increases are principally due to the 1998 investments (which consist of the shopping center acquisition in Blaine, Washington, and the master leasehold interest in the shopping center in Dublin), partially offset by property dispositions. Additionally, the increase in minimum rents can be partially attributed to the lease-up of the Petaluma property.

Interest income increased $768,000 to $1,296,000 for the nine months ended September 30, 1999 from the comparable 1998 period amount of $528,000. This increase results primarily from the two mortgage notes receivable the Company originated during 1998.

Income from the Company's unconsolidated real estate subsidiary was $258,000 and minority interest was $1,203,000 for the nine months ended September 30, 1999. There was no comparable income or minority interest for the nine months ended September 30, 1998. The income from unconsolidated real estate subsidiary relates to the Company's acquisition of Kienow's during the fourth quarter of 1998. The minority interest represents the income allocation to the holders of Operating Partnership Units in the Western/Kienow's L.P. DownREIT.

Interest expense increased $803,000 to $10,550,000 for the nine months ended September 30, 1999 from the comparable 1998 period amount of $9,747,000. This is primarily due to the increase in the outstanding balance under the bank line as a result of funding the fourth quarter 1998 real estate investments.

Other operating expenses increased $714,000 to $3,872,000 for the nine months ended September 30, 1999 from the comparable 1998 period amount of $3,158,000. This increase is primarily due to the master lease payments on the Dublin property the Company entered into during the third quarter of 1998.

                           PART II. OTHER INFORMATION

Item 1 - 5       None


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

                    (10.7)**+ Management Contracts


                    (27)+     Financial Data Schedule


          (b)       Reports on Form 8-K

                              On August 19, 1999, a report on Form 8-K was filed
                              to report that the Company had changed its name
                              from Western Investment Real Estate Trust to
                              Western Properties Trust, pursuant to authority
                              granted the Board of Trustees under the Company's
                              Declaration of Trust.
-------------------------------------------------------------------------------

+                  Filed with this report
**                 Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  WESTERN PROPERTIES TRUST
                                                        (Registrant)



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


Dated:   November 11, 1999
         -----------------