Form 10-K405
period 1999-12-31
WESTERN PROPERTIES TRUST
filed 2000-03-28
CIK 106135

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

                   For the fiscal year ended DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-08723

                            WESTERN PROPERTIES TRUST
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                        94-6100058
---------------------------------------               --------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

2200 POWELL ST., STE. 600, EMERYVILLE, CA                          94608
---------------------------------------------------  ---------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (510) 597-0160
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
   Title of each class                               on which registered
   -------------------                               -------------------
         None                                                None

-------------------------------------    --------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                SHARES OF BENEFICIAL INTEREST, WITHOUT PAR VALUE
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by nonaffiliates of the registrant on March 1, 2000, based on the reported closing sales price of the Company's shares of beneficial interest on the American Stock Exchange on such date, was $175,000,000. (The Company defines affiliates as those required to report under Section 16 of the Securities Exchange Act of 1934).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Shares of Beneficial Interest, No Par Value - 17,297,250 shares as of
                                 March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's proxy statement with respect to its 2000 Annual Meeting of Shareholders which will be filed with the Commission regarding the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10, 11 and 12.

                            WESTERN PROPERTIES TRUST
                                  INDEX TO 10-K

                                                                                         Page
                                                                                         ----
PART I

Item 1       Business                                                                    4-18
Item 2       Properties                                                                 18-21
Item 3       Legal Proceedings                                                             22
Item 4       Submission of Matters to a Vote of Security Holders                           22

PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters         22
Item 6       Selected Financial Data                                                       23
Item 7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                     24-33
Item 7A      Quantitative and Qualitative Disclosures About Market Risk                 33-34
Item 8       Consolidated Financial Statements                                          35-60
             Consolidated Financial Statement Schedule                                  61-62
             Additional Information:  1999 Building Improvement and
                Leasing Related Cost Additions (unaudited)                                 63
Item 9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                                       64

PART III

Item 10      Directors and Executive Officers of the Registrant                            64
Item 11      Executive Compensation                                                        64
Item 12      Security Ownership of Certain Beneficial Owners and Management                64
Item 13      Certain Relationships and Related Transactions                                65

PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K            65-67
             Signatures                                                                    68


                                     PART I

ITEM 1.    BUSINESS.

(a)   GENERAL DEVELOPMENT OF BUSINESS.

Western Properties Trust ("Western") is a real estate investment trust ("REIT") and qualifies as such under Section 856 of the Internal Revenue Code. Western was organized under the laws of the State of California in 1962 and commenced real estate operations in 1964.

On August 19, 1999, Western changed its name from Western Investment Real Estate Trust to Western Properties Trust.

In order that Western may continue to qualify as a REIT: (i) it must be taxable as a domestic entity, (ii) beneficial ownership must be held by 100 or more persons, (iii) at least 95% of its gross income must be derived from real estate assets, dividends and interest, (iv) at least 75% of its gross income must be derived from real estate assets, (v) at the close of each quarter of the taxable year, at least 75% of the value of its total assets must be represented by real estate assets, cash and government securities, and (vi) it must distribute annually to its shareholders an amount equal to or exceeding 95% of its REIT taxable income. Under the terms of its Declaration of Trust, Western is permitted to invest its funds in the ownership of real estate, mortgages, deeds of trust and certain financial instruments as permitted by law. Substantially all of Western's funds have been invested in the ownership of real estate.

On January 8, 2000, Western engaged Donaldson, Lufkin and Jenrette ("DLJ") to act as its financial advisor to undertake a review of a broad range of strategic alternatives available to Western in light of the current and prospective market conditions facing Western and the REIT industry. Senior management and the Board is communicating regularly with DLJ in furtherance of considering alternatives to enhance shareholder value. These alternatives include a merger, sale, recapitalization, among other alternatives. In the event of a transaction, Western would pay to DLJ a customary and significant professional fee.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Western evaluates performance and makes resource-allocation decisions on an individual property basis. For financial reporting purposes, Western has grouped its properties into four segments: shopping centers, shopping centers under development, single-tenant retail and other commercial properties. Investments principally consist of real estate, but also include real estate secured loans (three) and a real estate joint venture (one).

(c)   NARRATIVE DESCRIPTION OF BUSINESS.

The following entities: Western; Western/Kienow's L.P., a Delaware limited partnership; Western Pinecreek L.P., a Delaware limited partnership; GW100, a general partnership; and Western's wholly owned subsidiary, WIRET Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "the Company"), are in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. Western is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of December 31,

1999. Western is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of December 31, 1999. The Company employed 57 people at December 31, 1999.

Through an unconsolidated real estate subsidiary, Western owns 11 properties comprising approximately 465,497 square feet of retail gross leasable area ("GLA"). Throughout this Form 10-K reference to the unconsolidated real estate subsidiary is a reference to this 11 property portfolio. The combined GLA of Western and its unconsolidated real estate subsidiary at December 31, 1999 was approximately 5.6 million square feet.

The Company's executive office is located in the San Francisco Bay Area at 2200 Powell Street, Suite 600, Emeryville California, 94608, and Western's telephone number is (510) 597-0160. Additionally, the Company maintains regional offices in Granite Bay and Fresno, California and Portland, Oregon.


                                 THE PROPERTIES

As of December 31, 1999, the Company (and its unconsolidated real estate subsidiary) had 62 real estate investments which were comprised of 46 properties owned directly, one investment in a joint venture, one shopping center development-in-progress, three promissory notes in favor of Western, secured by real estate and 11 properties owned by its unconsolidated real estate subsidiary.

Effective October 30, 1998 the Company completed the acquisition of an interest in Kienow's Food Stores, Inc. ("Kienow's"), a Portland, Oregon-based corporation, which is described in the Company's financial statements as the unconsolidated real estate subsidiary. (See Note 5 to the Consolidated Financial Statements.). The acquisition was accomplished using a newly formed downREIT limited partnership structure. The Company consolidates the downREIT limited partnership (which accounts for its investment in Kienow's) on the equity basis. The following information, unless otherwise indicated, includes the 11 property Kienow's portfolio. The portfolio at December 31, 1999, is as follows:

                       ---------------------------------  ------------------------------------- ----------------------------
                                                                   Unconsolidated Real
                                  The Company                       Estate Subsidiary                      Combined
                       ---------------------------------  ------------------------------------- ----------------------------

                          No. of              Gross               No of            Gross             No. of         Gross
                       Investments        Leasable Area        Investments     Leasable Area       Investments     Leasable
                                                                                                                     Area
                       -----------------------------------------------------------------------------------------------------
Shopping centers               39         4,719,389 (1)            6              381,743              45         5,101,132
Single-tenant retail            3           228,822                4               83,754               7           312,576
                               --           -------               --              -------              --         ---------
         Sub-total             42         4,948,211               10              465,497              52         5,413,708
Shopping center
   under development            1            25,128              ---                  ---               1            25,128
Commercial and other            8           150,387                1                  ---               9           150,387
                       -----------------------------------------------------------------------------------------------------
         Total                 51         5,123,726               11              465,497 (2)          62         5,589,223
                       -----------------------------------------------------------------------------------------------------
                       -----------------------------------------------------------------------------------------------------

(1) Included in shopping center gross leasable area is approximately 153,175 of square feet relating to a property under master lease. During 1998, the Company entered into a master leasehold interest in this property located in Dublin, California, that includes an option to purchase the property in favor of Western at a fixed price during the first quarter of 2001. Under the master lease, Western has full control of all leasing, management and capital expenditure decisions for the property. As part of the transaction, Western funded an $8.2 million, 8.5% per annum fixed-rate first trust-deed loan secured by the property.

(2) This total does not include two non-core properties and two leaseholds held by unconsolidated real estate subsidiary.

The average size of neighborhood and community shopping centers and other retail properties owned by the Company and its subsidiary at December 31, 1999, was approximately 100,000 square feet of GLA.

The Company (and its unconsolidated real estate subsidiary) leases a substantial portion of its total GLA on a long-term, triple net basis. As of December 31, 1999, approximately 61% of the Company's total retail GLA was leased to anchor tenants. Of this space, 71% was leased to anchor tenant grocery or drugstores. Exclusive of the unconsolidated real estate subsidiary as of December 31, 1999, approximately 66% of the Company's total retail GLA was leased to anchor tenants. Additionally, as of that date, approximately 74% of the Company's (and its unconsolidated real estate subsidiary's) Annualized Base Rent (as herein defined) was derived from national or regional retail tenants. The following tables set forth, as of December 31, 1999, certain information with respect to the properties owned by the Company (and its unconsolidated real estate subsidiary):

Shopping Centers and Retail - Anchor/Non-Anchor

                                                      Unconsolidated
                                                       Real Estate                                                      Company
                                    Company             Subsidiary                                   Percentage        Portfolio
                                   Portfolio             Portfolio                Combined               of             Monthly
Type of Tenant Space (4)             GLA                  GLA (1)                  GLA (1)             GLA (1)        Base Rent(2)
----------------------------------------------------------------------------------------------------------------------------------
Anchor                            3,066,459               231,291                 3,297,750               61%         $1,808,777
Non-anchor                        1,583,711               148,116                 1,731,827               32%          1,926,414
----------------------------------------------------------------------------------------------------------------------------------
   Sub-total                      4,650,170               379,407                 5,029,577               93%          3,735,191
----------------------------------------------------------------------------------------------------------------------------------
Unleased                            298,041                86,090                   384,131                7%
--------------------------------------------------------------------------------------------------------------
Total                             4,948,211               465,497                 5,413,708              100%
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

                                 Unconsolidated Real                                                                    Annualized
                                        Estate                                                                          Base Rent
                                      Subsidiary          Combined Monthly    Annualized Base Rent     Percentage of    Per Leased
                                       Portfolio              Base Rent               Leased            Annualized        Square
Type of Tenant Space (4)      Monthly Base Rent (1)(2)          (1)(2)              Space (3)           Base Rent          Foot
---------------------------------------------------------------------------------------------------------------------------------

Anchor                                  $212,473              $2,021,250           $24,255,000               50%           $ 7.36
Non-anchor                                86,676               2,013,090           $24,157,080               50%           $13.95
---------------------------------------------------------------------------------------------------------------------------------
   Sub-total                             299,149               4,034,340           $48,412,080              100%           $ 9.63
---------------------------------------------------------------------------------------------------------------------------------
Unleased
----------------------------
Total
----------------------------
----------------------------


Shopping Centers and Retail - National/Regional/Local

                                                      Unconsolidated
                                                       Real Estate                                                      Company
                                       Company          Subsidiary                                                     Portfolio
                                      Portfolio          Portfolio              Combined           Percentage        Monthly Base
Type of Tenant Space (5)                 GLA              GLA (1)               GLA (1)            of GLA (1)          Rent  (2)
---------------------------------------------------------------------------------------------------------------------------------

National                             2,960,122             150,361              3,110,483              58%            $2,060,476
Regional                               840,825              78,526                919,351              17%               717,202
Local                                  849,223             150,520                999,743              18%               957,513
---------------------------------------------------------------------------------------------------------------------------------
   Sub-total                         4,650,170             379,407              5,029,577              93%             3,735,191
---------------------------------------------------------------------------------------------------------------------------------
Unleased                               298,041              86,090                384,131               7%
----------------------------------------------------------------------------------------------------------
   Total                             4,948,211             465,497              5,413,708             100%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


                              Unconsolidated real                                                               Annualized Base
                                estate Subsidiary                                               Percentage of        Rent
                               Portfolio Monthly    Combined Monthly    Annualized Base Rent   Annualized Base    Per Leased
Type of Tenant Space (5)       Base Rent (1)(2)    Base Rent (1)(2)      Leased Space (3)           Rent          Square Foot
------------------------------------------------------------------------------------------------------------------------------
National                            $ 147,760            $2,208,236          $26,498,832              55%             $ 8.52
Regional                               45,766               762,968            9,155,616              19%             $ 9.96
Local                                 105,623             1,063,136           12,757,632              26%             $12.76
------------------------------------------------------------------------------------------------------------------------------
   Sub-total                          299,149             4,034,340          $48,412,080             100%             $ 9.63
------------------------------------------------------------------------------------------------------------------------------
Unleased
--------------------------------
   Total
--------------------------------
--------------------------------


(1) Excludes two non-core properties and two leaseholds held by the Company's unconsolidated real estate subsidiary.

(2) "Monthly base rent" represents the minimum monthly rent in effect on December 31, 1999.

(3) "Annualized Base Rent" represents the annualized minimum monthly rent in effect on December 31, 1999.

(4)  "Anchor" tenants means those tenants leasing 10,000 square feet or more.

(5) "National" tenants means those tenants with locations in multiple states. "Regional" tenants means those tenants with three or more locations in one state, and "Local" tenants means those tenants with fewer than three locations and operate exclusively within one state.

The combined portfolios of the Company (and its unconsolidated real estate subsidiary) of 62 properties at December 31, 1999, is summarized as follows:

Shopping Centers, Retail and Commercial


                                                          Unconsolidated
                                                            Real Estate
                                              Company       Subsidiary                                              Company
                                             Portfolio       Portfolio       Combined         Percentage           Portfolio
Total Portfolio                                 GLA           GLA (1)          GLA(1)          of GLA(1)     Monthly  Base rent(2)
----------------------------------------------------------------------------------------------------------------------------------
Shopping Centers                              4,719,389        381,743        5,101,132          91%              $3,598,742

Shopping Center space under development          25,128            ---           25,128          ---                  36,814

Single Tenant Retail                            228,822         83,754          312,576           6%                 136,449

Commercial and other                            150,387            ---          150,387           3%                 198,323
----------------------------------------------------------------------------------------------------------------------------------
   Total                                      5,123,726        465,497        5,589,223         100%              $3,970,328
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                                         Unconsolidated
                                           Real Estate
                                           Subsidiary                              Annualized     Percentage of   Annualized Base
                                        Portfolio Monthly    Combined Monthly       Base Rent       Annualized       Per Leased
Total Portfolio                          Base Rent (1)(2)    Base Rent (1)(2)    Leased Space (3)    Base Rent       Square Foot
--------------------------------------------------------------------------------------------------------------------------------
Shopping Centers                             $ 194,733          $3,793,475          $45,521,700         89%            $8.92

Shopping Center space under development            ---              36,814              441,768          1%           $17.58

Single Tenant Retail                           104,416             240,865            2,890,380          5%            $9.25

Commercial and other                               ---             198,323            2,379,876          5%           $15.83
--------------------------------------------------------------------------------------------------------------------------------
   Total                                      $299,149          $4,269,477          $51,233,724        100%            $9.17
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


(1) Excludes two non-core portfolio and two leaseholds held by unconsolidated real estate subsidiary.
(2) "Monthly base rent" represents the minimum monthly rent in effect on December 31, 1999.
(3) "Annualized Base Rent" represents the annualized minimum monthly rent in effect on December 31, 1999.

The following table summarizes the composition of the real estate investments owned by the Company and its unconsolidated real estate subsidiary as of December 31, 1999, by type based on amounts invested:


                                                                     Company Portfolio
                                               ------------------------------------------------------------
                                                     Number of              Amount of         Percentage of
                                                    Investments           Investments(1)       Investment
-----------------------------------------------------------------------------------------------------------
Property Types
     Real Estate Investments
          Shopping Centers (2)                            31                $355,660               94%
          Single Tenant Retail                             2                   3,930                1%
          Commercial                                       1                   1,411               ---
          Mortgage Notes                                   3                  17,229                5%
-----------------------------------------------------------------------------------------------------------
                                                          37                $378,230              100%
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
     Real Estate Properties Held for Sale
          Shopping Centers                                 8                 $63,388               78%
          Single Tenant Retail                             1                   4,220                5%
          Commercial                                       5                  14,089               17%
-----------------------------------------------------------------------------------------------------------
                                                          14                 $81,697              100%
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
     Total Portfolios
          Shopping Centers (2)                            39                $419,048               91%
          Single Tenant Retail                             3                   8,150                2%
          Commercial                                       6                  15,500                3%
          Mortgage Notes                                   3                  17,229                4%
-----------------------------------------------------------------------------------------------------------
                                                          51                $459,927              100%
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


                                             Unconsolidated Real Estate Subsidiary Portfolio
                                          -------------------------------------------------------
                                             Number of            Amount of         Percentage of
                                             Investments        Investments(1)     Investments(1)
-------------------------------------------------------------------------------------------------
Property Types
     Real Estate Investments
          Shopping Centers (2)                     8            (3)  $27,850                  66%
          Single Tenant Retail                     3                  11,594                  27%
          Commercial                               1                   2,936                   7%
          Mortgage Notes                         ---                     ---                 ---
-------------------------------------------------------------------------------------------------
                                                  12                 $42,380                 100%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
     Real Estate Properties Held for Sale
          Shopping Centers                       ---                     ---                 ---
          Single Tenant Retail                     1                     895                  44%
          Commercial                               2                   1,163                  56%
-------------------------------------------------------------------------------------------------
                                                   3                 $ 2,058                 100%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
     Total Portfolios
          Shopping Centers (2)                     8                 $27,850                  63%
          Single Tenant Retail                     4                  12,489                  28%
          Commercial                               3                   4,099                   9%
          Mortgage Notes                         ---                     ---                 ---
-------------------------------------------------------------------------------------------------
                                                  15(4)              $44,438                 100%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


(1) Reflects the original cost plus capital improvements, before depreciation and amortization.
(2) Includes the shopping center under development in Walnut Creek, California.
(3) Includes the subsidiary investment in two leasehold properties.
(4) These 15 properties are comprised of 10 "core" properties (six shopping centers and four single tenant retail properties, one of which is currently held for sale); one non-GLA real property investment on which there are no improvements; two non-core commercial properties held for sale; and two leaseholds.

The following table summarizes the composition of Leasable Square Feet and Occupancy Percentage as of December 31, 1999, "Same Store" properties versus real estate acquired between January 1, 1998 and December 31, 1999.

                                                        --------------------------------------------------
                                                                         Company Portfolio
                                                        --------------------------------------------------
Property Types                                            Number of       Leasable Square     Occupancy
                                                         Investments           Feet          Percentage(1)
----------------------------------------------------------------------------------------------------------
       "Same Store"  Real Estate Investments (2)
              Shopping centers                                 35           4,097,370          94.5%
              Single-tenant retail                              3             228,822         100.0%
              Commercial & other                            (3) 7             150,387          93.9%
----------------------------------------------------------------------------------------------------------
                                                               45           4,476,579          94.8%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
       Real Estate Investments Acquired January 1, 1998
       through December 31, 1999
              Shopping centers                                  4             622,019          88.0%
              Single Tenant retail                            ---                 ---           ---
              Commercial and other                              1                 ---           ---
              Shopping center under development                 1              25,128          66.2%
----------------------------------------------------------------------------------------------------------
                                                                6             647,147          87.2%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                        Combined                               51           5,123,726          93.8%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                                                        --------------------------------------------------
                                                                         Company Portfolio
                                                        --------------------------------------------------
Property Types                                            Number of       Leasable Square     Occupancy
                                                         Investments           Feet          Percentage(1)
----------------------------------------------------------------------------------------------------------
"Same Store"  Real Estate Investments (2)
              Shopping centers                                 ---             ---                ---
              Single-tenant retail                             ---             ---                ---
              Commercial & other                               ---             ---                ---
----------------------------------------------------------------------------------------------------------
                                                               ---             ---                ---
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
        Real Estate Investments Acquired January 1, 1998
        through December 31, 1999
              Shopping centers                                   6         381,743              77.4%
              Single Tenant retail                               4          83,754             100.0%
              Commercial and other                          (4) 1)             ---               ---
              Shopping center under developmen                   0             ---               ---
----------------------------------------------------------------------------------------------------------
                                                            (5) 11         465,497              81.5%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
                     Combined                               (5) 11         465,497              81.5%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

(1) Once a space is subject to an executed lease, the space is then included in occupied space. Square footage continues to be incorporated into our occupied space category until: (a) the related lease expires and the tenant is no longer in legal possession of the premises; or (b) the related lease is terminated and the tenant is no longer in legal possession of the premises.
(2) "Same Store" real estate investments refer to those investments owned for the entire two-year period commencing January 1, 1998 and ending December 31, 1999.
(3)      Count includes one non-GLA investment in Concord, California.
(4)      Count includes one non-GLA investment in Lodi, California.
(5) Excludes two "non-core" properties and two leasehold properties held by the unconsolidated real estate subsidiary.

          Weighted Average Age of the Company's Real Estate Properties


                                                               Weighted
         Property                            umber of        Average Age
          Type                            Investments (1)   (in years) (2)
     --------------------------------------------------------------------
     Shopping centers.................         38                15.6
     Single-tenant retail.............          3                23.9
     Commercial..                               6                22.8
     --------------------------------------------------------------------
         Total/Weighted Average.......         47                16.2
     --------------------------------------------------------------------
     --------------------------------------------------------------------

 (1) This table does not include the Company's three investments in mortgages, properties under development, or assests held by the unconsolidated real estate subsidiary.
 (2) This calculation is weighted by Gross Leasable Area and is based on the original construction date of the applicable property. As such, any expansion or renovation occurring subsequent to the original construction date is not reflected in this calculation.


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

The Company competes for tenants primarily on the basis of location, rental rates, services provided and the design and condition of the properties. In some of the geographic areas in which the Company owns properties, the available supply of space for lease exceeds the demand by prospective tenants. In order to compete effectively, the Company employs experienced property managers and leasing agents.

MAJOR TENANTS

The Company's principal tenants include substantial, well-recognized retailers such as Food-4-Less, Pak `N Save, Raley's, Rite Aid (Thrifty-Payless), Safeway and Save Mart Supermarkets.

At December 31, 1999, Raley's (including its subsidiary, Nob Hill Foods) was the Company's most significant tenant. Raley's is a grocery and drug retailer, and as of December 31, 1999, it was a lessee in 20 of the Company's properties and accounted for 18% of the Company's 1999 total revenues. Raley's, a privately owned company, currently operates 149 stores in California, Nevada and New Mexico. The Raley's organization has provided audited financial statements to the Company indicating that its sales exceeded $2.6 billion in its fiscal year ending June 26, 1999. In addition to the audited financial statements which the Company uses to monitor Raley's financial position and results of operations, the Company receives monthly sales reports for properties leased to Raley's and uses this information to monitor store performance. Additionally, the Company is authorized to provide Raley's audited financial statements to Moody's Investors Service and Standard & Poor's Rating Services, the Company's rating agencies. As of December 31, 1999, the Company's Senior Notes carry "investment grade" ratings from Moody's Investors Service (Baa3) and Standard & Poor's Rating Services (BBB-).

The following table provides the location, size and expiration of the Raley's and Nob Hill leases:


                                                          Lease
          Location            Gross Leasable Area     Expiration Date
       --------------         -------------------     ---------------
     1.  Fallon, NV                      0 (1)            6/30/03
     2.  Modesto, CA                49,800                5/31/04
     3.  Fair Oaks, CA              59,231                3/31/06
     4.  Yuba City, CA              61,842                9/01/08
     5.  Carson City, NV            59,018                8/31/12
     6.  Redding, CA                60,000                5/31/14
     7.  Yreka, CA                  60,000               11/30/14
     8.  Chico, CA                  61,046                4/30/15
     9.  Winnemucca, NV             63,024               12/31/15
     10. Fallon, NV                 60,114                2/28/16
     11. Reno, NV                   61,046                3/31/16
     12. Ukiah, CA                  61,046                6/30/16
     13. Elko, NV                   61,000                1/31/17
     14. Vallejo, CA                60,114                9/30/17
     15. Folsom, CA                 60,114               12/31/17
     16. Turlock, CA                60,114                2/28/18
     17. Grass Valley, CA           60,114                4/30/18
     18. Granite Bay, CA            60,114                6/30/18
     19. Suisun City, CA            60,114                5/31/19
     20. Oroville, CA               59,885                6/01/19


 (1) Although Raley's no longer occupies this Fallon, Nevada, property, it guarantees the J.C. Penney and Stage Store leases for 45,051 of square foot of GLA, and makes lease payments to the Company based upon the rental short-fall of the tenants in occupancy.

The following table summarizes information on the Company's ten most significant tenants during the year ended December 31, 1999:


                                                                                                           Percentage
                    Tenant                        Number              Company GLA        Percentage of     of  Total
                    ------                       of Stores           (Square Feet)        Company GLA       Revenue
                                                 --------            -------------       ------------       -------
Raley's.................................           22  (1)             1,215,396              22%             18%
Safeway/Pak `N Save.....................            5                    193,493               4%              4%
Rite Aid(Thrifty-PayLess )..............           11                    273,512               5%              3%
Save Mart...............................            7                    228,678               4%              3%
Washington Mutual.......................            6                     76,193               1%              3%
Food-4-Less (Fleming Foods).............            3                    142,625               3%              2%
Ross....................................            3                     81,428               1%              1%
Blockbuster Video.......................            8                     56,463               1%              1%
Scolari's Supermarkets..................            1                     50,451               1%              1%
Hollywood Video.........................            6                     37,194               1%              1%
                                                                     -----------             ------          ------

     Total..............................                               2,355,433              42%             39%
                                                                     -----------             ------          ------
                                                                     -----------             ------          ------

(1) As of December 31, 1999, 20 of the Company's properties were subject to leases with Raley's (and its subsidiary Nob Hill Foods). During the 12 months ended December 31, 1999, the Company received rental income from this tenant in connection with leases covering 22 of the Company's properties. During 1999, the Company disposed of two of the properties (Nob Hill Foods properties located in Hollister and Watsonville, California).

No single property investment accounted for more than 4.0% of the Company's total revenues in 1999.

The Company receives sales and other information on a monthly, quarterly or annual basis from its retail tenants, including Raley's, pursuant to leases which provide for such reports. The Company uses this information to monitor performance and where applicable the payment of percentage rents. Virtually all of the Company's existing leases include at least one of the following provisions for payment of additional rent: (1) scheduled rent increases, (2) percentage rent based on tenants' gross sales, or (3) CPI-based escalation clauses. The Company endeavors to structure leases on a triple-net basis with the lessees being responsible for most operating expenses, such as real estate taxes, certain types of insurance, utilities, normal repairs and maintenance. To the extent such provisions cannot be negotiated and incorporated into a lease, the Company pays such expenses from current operating income.

INSURANCE COVERAGE

Most of the Company's leases require the tenant to be responsible for, or reimburse the Company for, liability and building insurance coverage on the properties. The Company maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

While the Company believes its properties are adequately insured, the Company does not carry earthquake (except in the case of the Windsor, California property, where the secured lender requires earthquake insurance), flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Company's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Company properties in the area of any such earthquake could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Company has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

The Company periodically considers the merits of purchasing earthquake insurance for its properties. To date, the Company has not purchased earthquake insurance because of: (i) the high premiums and deductible; and (ii) the Company's geographically diversified portfolio, which reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally consist of relatively new, single-story buildings.

TENANT LEASE EXPIRATIONS FOR ALL PROPERTIES

The tables on the following pages set forth information with respect to anchor and non-anchor tenant lease expirations as of December 31, 1999:



                                           ANCHOR TENANTS (1) OF THE COMPANY
-----------------------------------------------------------------------------------------------------------------------

                                                                                                     Average Base
                                                       Gross      Percentage of   Annualized Base      Rent Per
                                      Number of       Leasable    Total Leased      Rent Under      Square Foot of
Lease Year                             Leases           Area      Gross Leasable     Expiring           Leases
Expiration                           Expiring (2)     Expiring    Area Expiring     Leases (3)         Expiring
------------                         ------------   -----------  --------------   ---------------   --------------
2000................................      6           105,212           3.3%       $ 1,165,668           $11.08
2001................................      5           172,978           5.4%           599,484             3.47
2002................................      4            66,610           2.1%           186,324             2.80
2003................................     10           242,728           7.6%         1,668,096             6.87
2004................................      7           156,242           4.9%         1,420,044             9.09
2005................................      1            26,368           0.8%           204,348             7.75
2006................................      5           220,186           6.9%         1,645,128             7.47
2007................................      2            43,904           1.4%           479,016            10.91
2008................................      5           154,687           4.8%         1,505,964             9.74
2009................................      0                 0           0.0%                 0             0.00
Thereafter..........................     45         2,007,131          62.8%        16,163,641             8.05
                                     ------------   -----------  --------------   ---------------   --------------
 Total/Weighted
 Average.................                90         3,196,046         100.0%       $25,037,713            $7.83
                                     ------------   -----------  --------------   ---------------   --------------
                                     ------------   -----------  --------------   ---------------   --------------


                                           NON-ANCHOR TENANTS OF THE COMPANY
---------------------------------------------------------------------------------------------------------------

                                                                                                   Average Base
                                                     Gross       Percentage of   Annualized Base     Rent Per
                                     Number of      Leasable     Total Leased      Rent Under       Square Foot
Lease Year                             Leases         Area       Gross Leasable     Expiring         of Leases
Expiration                           Expiring (2)   Expiring     Area Expiring     Leases (3)        Expiring
-----------                          ------------  ----------   ---------------  ----------------  ------------
Month-to-month....................       37           67,929            4.2%        $1,000,000        $14.72
2000 .............................      103          180,438           11.2%         2,623,574         14.54
2001 .............................      129          233,300           14.5%         3,384,468         14.51
2002 .............................      114          252,155           15.6%         3,672,781         14.57
2003 .............................      122          273,912           17.0%         4,532,232         16.55
2004 .............................       91          205,079           12.7%         3,176,244         15.49
2005 .............................       27           94,227            5.8%         1,306,848         13.87
2006 .............................       13           43,735            2.7%           961,308         21.9%
2007 .............................       14           48,277            3.0%         1,066,320         22.90
2008 .............................       14           59,121            3.7%         1,039,728         17.59
2009 .............................       12           47,452            2.9%           860,676         18.14
Thereafter........................       34          106,299            6.6%         2,302,440         21.66
                                     ------------  ----------   ---------------  ----------------  ------------
Total/Weighted Average............      710        1,611,924          100.0%       $25,926,619        $16.08
                                     ------------  ----------   ---------------  ----------------  ------------
                                     ------------  ----------   ---------------  ----------------  ------------

(1) Anchor tenants are defined as tenants leasing 10,000 square feet or more of leasable area.
(2) Does not reflect extension options granted to certain tenants.
(3) Annualized Base Rent at lease expiration.

                                 LEASE EXPIRATION DATA FOR ANCHOR (1) AND NON-ANCHOR
                                               TENANTS OF THE COMPANY
      -------------------------------------------------------------------------------------------------------
                                                                                                 Average Base
                                                              Percentage of    Annualized Base     Rent Per
                                  Number of       Gross       Total Leased       Rent Under       Square Foot
Lease Year                         Leases     Leasable Area   Gross Leasable      Expiring         of Leases
Expiration                       Expiring (2)    Expiring     Area Expiring      Leases (3)         Expiring
--------------                  ------------- --------------  --------------   ----------------  -------------
Month-to-month ...............         37           67,929           1.41%        $ 1,000,000         $14.72
2000 .........................        109          285,650           5.94%          3,789,242          13.27
2001 .........................        134          406,278           8.45%          3,983,952           9.81
2002 .........................        118          318,765           6.63%          3,859,105          12.11
2003 .........................        132          516,640          10.75%          6,200,328          12.00
2004 .........................         98          361,321           7.52%          4,596,288          12.72
2005 .........................         28          120,595           2.51%          1,511,196          12.53
2006 .........................         18          263,921           5.49%          2,606,436           9.88
2007 .........................         16           92,181           1.92%          1,545,336          16.76
2008 .........................         19          213,808           4.45%          2,545,692          11.91
2009 .........................         12           47,452           0.99%            860,676          18.14
Thereafter ...................         79        2,113,430          43.96%         18,466,081           8.74
                                ------------- --------------  --------------   ----------------  -------------
Total/Weighted Average .......        800        4,807,970(4)      100.00%        $50,964,332         $10.60
                                ------------- --------------  --------------   ----------------  -------------
                                ------------- --------------  --------------   ----------------  -------------


                               LEASE EXPIRATION DATA FOR ANCHOR (1) AND NON-ANCHOR
                              TENANTS OF THE UNCONSOLIDATED REAL ESTATE SUBSIDIARY

      -------------------------------------------------------------------------------------------------------
                                                                                                 Average Base
                                                              Percentage of    Annualized Base     Rent Per
                                  Number of       Gross       Total Leased       Rent Under       Square Foot
Lease Year                         Leases     Leasable Area   Gross Leasable      Expiring         of Leases
Expiration                       Expiring (2)    Expiring     Area Expiring      Leases (3)         Expiring
--------------                  ------------- --------------  --------------   ----------------  -------------
Month-to-month ...............         20           45,879           12.09%        $  297,385         $ 6.48
2000 .........................         16           37,497            9.88%           252,386           6.73
2001 .........................          4           19,873            5.24%           105,400           5.30
2002 .........................          7           47,600           12.55%           242,172           5.09
2003 .........................          2            7,465            1.97%            31,488           4.22
2004 .........................          4           10,237            2.70%           103,584          10.12
2005 .........................          1            3,021            0.80%            14,556           4.82
2006 .........................          1           25,845            6.81%           219,420           8.49
2007 .........................          1            8,967            2.36%            21,720           2.42
2008 .........................          0                0            0.00%                 0           0.00
2009 .........................          1           19,437            5.12%           130,620           6.72
Thereafter ...................          8          153,586           40.48%         2,765,149          18.00
                                ------------- --------------  --------------   ----------------  -------------
Total/Weighted Average .......         65          379,407 (5)      100.00%        $4,183,880         $11.03
                                ------------- --------------  --------------   ----------------  -------------
                                ------------- --------------  --------------   ----------------  -------------

(1) Anchor tenants are defined as tenants leasing 10,000 square feet or more of leasable area.
(2) Does not reflect extension options granted to certain tenants.
(3) Annualized Base Rent at lease expiration.
(4) Total does not include 315,756 square feet GLA of unleased space.
(5) Total does not include 86,090 square feet GLA of unleased space.

PROPERTY OPERATIONS

The Company is a fully integrated REIT that provides full property operation services to all but two of its properties. Property services include property management and leasing services. Direct property management provides for regular interaction between the Company and its tenants and close supervision of its properties. The Company believes the cost of direct property management and leasing is generally less expensive than employing independent property management and leasing firms due to lower commissions and fees, as well as the benefits of certain economies of scale.

In order to facilitate its present and future property operating activities, the Company maintains three branch offices which are centrally located to the properties. The offices are located in Granite Bay and Fresno, California; and Portland, Oregon.

One of the Company's properties is managed by an independent property manager and one property is managed by the Company's joint venture partner. Commercial Real Estate Service (CRES) provides management services with respect to Serra Center, located in Colma, California, for fees equal to 3.5% of gross rents. CRES is an affiliate of the co-owner of Serra Center and has been managing the property for approximately 20 years. Gramor Development Washington, LLC, provides management services for the partnership's shopping center located in Blaine, Washington, for fees equal to 4% of gross rents. In the event the operating return of the Blaine property is not adequate to provide the Company with its preferential return, management fees to Gramor Development are limited to $2,000 per month for such period. With the exception of Gramor Development, none of the above-named property managers are affiliated with the Company, its trustees, officers or any shareholder owning 5% or more of the Company's shares.

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

In order to seek to mitigate environmental risks, in 1989 the Company adopted a policy of obtaining at least a Phase I environmental study (a preliminary site assessment which does not include invasive environmental sampling, monitoring or laboratory analysis) on each property it seeks to acquire. From time to time, when the Company deems it appropriate, it has obtained independent environmental analyses on properties acquired prior to 1989. Although the Company is aware of contamination on certain properties, except for one property (the Walnut Creek development project), the Company has received "closure" letters (letters indicating no further action is necessary) from the local city and state environmental agencies, or has received indemnification agreements from third parties respecting such potential liabilities. On the development project, the Company has determined the cost of clean-up to be approximately $150,000, which was anticipated when the Company acquired the property. The Company carries no insurance coverage for the type of environmental risk described above.

ITEM 2.   PROPERTIES.

Property information is presented on the following pages.

Item 2:   Properties

                                                             Minimum Rent
                                                            --------------  12/31/99     Year      Year Last
Name                                    Location             1999    1998  Occupancy (1) Completed  Renovated
----                                    ----------          ------  ------ ------------- ---------  ---------
                                                            (in thousands)
Minimum Rents

SHOPPING CENTER/RETAIL

Anderson Square                         Anderson, CA          $411     $370    95.33%       1979
Angel's Camp Town Center                Angel's Camp, CA       580      598    98.51%       1986
Skypark Plaza Shopping Center           Chico, CA            1,494    1,372    93.64%       1985       1991
Coalinga Shopping Center (2)            Coalinga, CA           306      298    73.34%       1977
Serra Center (30% interest)             Colma, CA              592      531   100.00%       1972
Mercantile Row Shopping Center          Dinuba, CA             804      745    98.93%       1990
Dublin Shopping Center                  Dublin, CA             848      288    69.14%       1970
Laguna 99 Shopping Center               Elk Grove, CA        1,398    1,424    98.12%       1993
Northridge Shopping Center              Fair Oaks, CA          778      714    94.12%       1958       1986
Commonwealth Square Shopping Center     Folsom, CA           1,819    1,822    98.55%       1988
Victorian Walk Shopping Center (2)      Fresno, CA             785      775    93.38%       1982       1994
Country Gables Shopping Center          Granite Bay, CA      1,474    1,413   100.00%       1988
Pinecreek Shopping Center               Grass Valley, CA     1,176    1,000    96.97%       1988
Heritage Oak Shopping Center (2)        Gridley, CA            349      374    70.98%       1981
Centennial Plaza Shopping Center        Hanford, CA          1,261    1,211    99.09%       1991
Plaza 580 Shopping Center               Livermore, CA        1,635    1,492    96.13%    1993/1996
Canal Farms Shopping Center             Los Banos, CA          762      868    95.73%       1988
Mission Ridge Shopping Center           Manteca, CA          1,199    1,149    98.80%       1993
Century Center                          Modesto, CA          1,612    1,544    98.37%       1979
Currier Square Shopping Center (2)      Oroville, CA           856      773    90.61%       1969       1989
Eastridge Plaza Shopping Center         Porterville, CA        501      458    88.83%       1985
Belle Mill Landing (2)                  Red Bluff, CA          739      690    95.83%       1982       1995
Cobblestone Shopping Center             Redding, CA            927      901    89.41%       1981
Kmart Center                            Sacramento, CA         403      403    93.62%       1964       1986
Elverta Crossing Shopping Center        Sacramento, CA       1,332    1,282   100.00%       1991       1993
Heritage Park Shopping Center           Suisun, CA           1,458    1,517    86.73%       1989
Heritage Place Shopping Center          Tulare, CA             999      968    98.08%       1986
Blossom Valley Plaza                    Turlock, CA          1,094    1,086    97.69%       1988       1991
Ukiah Crossroads Shopping Center (2)    Ukiah, CA            1,027      911    98.12%       1986
Park Place Shopping Center              Vallejo, CA          1,470    1,546    90.78%       1987
Olympic Place Shopping Center           Walnut Creek, CA        66        -    66.20%       1979
Lakewood Village                        Windsor, CA          1,843    1,675    94.66%       1995
Yreka Junction                          Yreka, CA              860      851   100.00%       1984
Raley's Shopping Center                 Yuba City, CA        1,024      922    96.89%       1963       1995
Eagle Station Shopping Center           Carson City, NV        959      907    95.40%       1982
Elko Junction Shopping Center           Elko, NV             1,544    1,515    95.23%  1979/1994/1996
Caughlin Ranch Shopping Center          Reno, NV             1,083    1,132    92.48%       1990       1991
North Hills Shopping Center (2)         Reno, NV               892      898    95.76%       1986
West Town                               Winnemuca, NV          462      462   100.00%       1978       1991
Blaine International Center             Blaine, WA             969      243    86.78%       1991
                                                            -------  -------
          Sub-total - Shopping Center/Retail               $39,791  $37,128
                                                            -------  -------

SINGLE TENANT/RETAIL

Luckys (3)                              El Cerrito, CA         $0     $241      SOLD         1964       1983
Nob Hill General Store (4)              Hollister, CA         415      480      SOLD         1994
Kmart Center (6)                        Napa, CA              606       -      100.00%       1964
Nob Hill General Store (3)              Newman, CA              -      305      SOLD         1995
Nob Hill General Store (4)              Watsonville, CA       137      195      SOLD         1982
Dodge Center (2)                        Fallon, NV            280      270     100.00%       1976       1995


                                                           Minimum Rent
                                                           ------------     12/31/99      Year       Year Last
Name                                    Location            1999   1998    Occupancy (1) Completed   Renovated
----                                    --------            ----   ----    ------------- ---------   ---------
                                                          (in thousands)
Raley's Supermarket (2)                 Fallon, NV          401      401     100.00%     1991
                                                           -----  ------

          Sub-total - Single Tenant/Retail               $1,839   $1,892
                                                         -------  ------

COMMERCIAL & OTHER
Old Dominion (3)                        Commerce City, CO    $0     $102        SOLD      1984         1995
Coast Savings & Loan (4)                Cupertino, CA        72      216        SOLD      1980
Heald Business College (4)              Milpitas, CA        170      513        SOLD      1987         1995
Coast Savings & Loan (2)                Monterey,CA         490      490     100.00%      1963
Redwood II (2)                          Petaluma, CA        460       99      77.90%      1985
Coast Savings & Loan (4)                Salinas, CA          88      336        SOLD      1937
Coast Savings & Loan (Market St) (4)    San Francisco, CA   273      317        SOLD      1964
Coast Savings & Loan (Taraval St) (2)   San Francisco, CA   357      356     100.00%      1975
3450 California St (2)                  San Francisco, CA   343      253     100.00%      1957         1987
Viking Freight Systems (7)              Santa Clara, CA     485      454     100.00%      1978
Coast Savings & Loan (2)                Santa Cruz, CA      199      194     100.00%      1980
                                                          -------  ------

          Sub-total - Commercial & Other                  $2,937   $3,330
                                                          -------  ------

                    Total Minimum Rent                   $44,567  $42,350
                                                          -------  ------
                                                          -------  ------
                                                              Percentage Rents
                                                             ------------------
                                                               1999     1998
                                                               (in thousands)
Percentage Rents

SHOPPING CENTER/RETAIL

Anderson Square                         Anderson, CA             $16     $47       95.33%      1979
Skypark Plaza Shopping Center           Chico, CA                  2       1       93.64%      1985
Coalinga Shopping Center (2)            Coalinga, CA              37      37       73.34%      1977
Mercantile Row Shopping Center          Dinuba, CA                 1       -       98.93%      1990
Laguna 99 Shopping Center               Elk Grove, CA              1       -       98.12%      1993
Northridge Shopping Center              Fair Oaks, CA             39      25       94.12%      1958        1986
Commonwealth Square Shopping Center     Folsom, CA                 -       1       98.55%      1988
Country Gables Shopping Center          Granite Bay, CA            -      38      100.00%      1988
Pinecreek Shopping Center               Grass Valley, CA          12       3       96.97%      1988
Heritage Oak Shopping Center (2)        Gridley, CA               27      31       70.98%      1981
Century Center                          Modesto, CA              469     144       98.37%      1979
Cobblestone Shopping Center             Redding, CA                5       5       89.41%      1981
Kmart Center                            Sacramento, CA            52      41       93.62%      1964        1986
Heritage Park Shopping Center           Suisun, CA                 -       1       86.73%      1989
Blossom Valley Plaza                    Turlock, CA               17      11       97.69%      1988
Ukiah Crossroads Shopping Center (2)    Ukiah, CA                 13       5       98.12%      1986
Park Place Shopping Center              Vallejo, CA                6       6       90.78%      1987
Eagle Station Shopping Center           Carson City, NV           38      13       95.40%      1982
Elko Junction Shopping Center           Elko, NV                  42       -       95.23%      1982
Dodge Center (2)                        Fallon, NV                 -       5      100.00%      1976        1995
Caughlin Ranch Shopping Center          Reno, NV                   -       -       95.76%      1990        1991
Blaine International Center             Blaine, WA                63      13       86.78%      1991
                                                                 -----  -----
          Sub-total - Shopping Center/Retail                    $840    $427

SINGLE TENANT/RETAIL

Kmart Center (6)                        Napa, CA                ($5)    $57        100.00%     1964
Nob Hill General Store (4)              Watsonville, CA          51      55          SOLD      1982
                                                               -----  -----
          Sub-total - Single Tenant/Retail                      $46    $112
                                                               -----  -----
           Total Percentage Rent Income                         $886   $539
                                                               -----  -----
                                                               -----  -----


                                                                           Direct Financing Leases (5)
                                                                           --------------------------
                                                                                 1999    1998
                                                                                 ----    ----
                                                                                 (in thousands)
Direct Financing Leases

Kmart Center (6)                        Napa, CA           Single Tenant Retail   $0     $27    100.00%      1964
Viking Freight Systems (7)              Santa Clara, CA    Industrial             66      78    100.00%      1978
                                                                                -----   -----
                                                                                 $66     $105
                                                                                -----   -----
                                                                                -----   -----

(1) Once a space is subject to an executed lease, the space is then included in occupied space. A space continues to be incorporated in our occupied space until: 1) the related lease expires and the tenant is no longer in legal possession, or 2) the related lease is formally terminated and the tenant is no longer in legal possession.
(2) Property is being held for sale.
(3) Sold in 1998.
(4) Sold in 1999
(5) Included in Other Income.
(6) Kmart Center, Napa, California, is accounted for as a direct financing lease. During 1999, the Company received $23,000 in minimum lease payments, all of which is a non-revenue receipt accounted as principal reduction. During 1998, the Company received $281,000 in minimum lease payments, of which $27,000 comprised direct financing income and $254,000 is a non-revenue receipt accounted as principal reduction.
    This lease expired January 1999. On November 19, 1999, the Company entered into a 20-year lease agreement with Wal-Mart. Wal-Mart will construct and pay for an entirely new 103,000-square foot building, with completion anticipated for the summer of 2000.
(7) Viking Freight Systems, Santa Clara, California, is accounted for as a direct financing lease. During 1999, the Company received $189,000 in minimum lease payments, of which $66,000 comprised direct financing income and $123,000 is a non-revenue receipt accounted as principal reduction. During 1998, the Company received $189,000 in minimum lease payments, of which $78,000 comprised direct financing income and $111,000 is a non-revenue receipt accounted as principal reduction. This lease expires September 2003.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is involved in various legal actions arising in the normal course of business. After evaluation of these matters, including consideration of legal counsel's evaluation, management is of the opinion that the outcome of such litigation if determined adversely to the Company will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Principal Market:

The shares of beneficial interest of the Company, without par value, are listed on the American Stock Exchange under the symbol "WIR." The following table sets forth the high and low closing prices of the shares as reported by the American Stock Exchange:


Quarter Ended                                                High                   Low             Dividends
-------------                                                ----                   ---             ---------
March 31, 1998                                              $15 5/16              $13 1/2               $0.28
June 30, 1998                                               $15 1/16              $12 5/8               $0.28
September 30, 1998                                          $14                   $10 7/8               $0.28
December 31, 1998                                           $13                   $11 1/16              $0.28

March 31, 1999                                              $12 7/16              $ 9 15/16             $0.28
June 30, 1999                                                12 11/16              10 5/8                0.28
September 30, 1999                                           11 3/4                10 9/16               0.28
December 31, 1999                                            11                     9 3/8                0.28

Through
February 29, 2000                                           $10 5/8               $ 9 11/16             $0.28(1)

(1)  Paid March 15, 2000


Approximate number of equity security holders:


                  Title of Class                                                     Number of Record Holders
                  --------------                                                     -------------------------
                                                                                     (as of December 31, 1999)
                  Shares of Beneficial Interest, without par value                             1,830


The Company estimates that there were over 18,000 beneficial owners of shares, including owners whose shares were held in brokerage and trust accounts.

ITEM 6.    SELECTED FINANCIAL DATA

                                                         1999           1998          1997           1996         1995
------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share and share data)
OPERATING DATA:

Revenues (1).........................................  $58,698        $53,354        $47,551       $47,789      $46,290
Income before extraordinary item.....................   19,814         13,616         14,500        12,231       10,304
Extraordinary item...................................      ---            ---        (1,620)           ---          ---
Net income ..........................................   19,814         13,616         12,880        12,231       10,304
Funds from operations (2) - Diluted..................   26,129         23,435         22,392        22,274       21,017
Cash flows from operating activities.................   24,347         23,978         23,277        21,956       20,203
Cash dividends paid .................................   19,337         19,300         19,207        19,102       18,882
Cash distributions paid to minority interest.........    1,604            ---            ---           ---          ---

BASIC AND DILUTED EARNINGS PER SHARE DATA:
Income before extraordinary
  item - Basic.......................................   $ 1.15         $ 0.79         $ 0.84      $   0.72     $   0.61
Extraordinary item  - Basic..........................      ---            ---         (0.09)           ---          ---
Net income - Basic...................................     1.15           0.79           0.75          0.72         0.61

Income before extraordinary
  item - Diluted.....................................   $ 1.15         $ 0.78         $ 0.84        $ 0.72       $ 0.61
Extraordinary item - Diluted.........................      ---            ---         (0.09)           ---          ---
Net income - Diluted.................................     1.15           0.78           0.75          0.72         0.61

Cash dividends paid..................................     1.12           1.12           1.12          1.12         1.12

Weighted average number
   of shares outstanding -Basic.....................17,225,468     17,206,868     17,144,674    17,055,496   16,861,324
Weighted average number
   of shares outstanding -Diluted...................18,699,731     17,487,443     17,158,292    17,068,701   16,861,324

BALANCE SHEET DATA:
Real estate investments (3)..........................$ 506,890      $ 501,195      $ 399,144     $ 400,711    $ 395,800
Total assets.........................................  427,266        426,891        337,521       339,629      344,571
Fixed-rate debt......................................  134,630        134,803        124,766       111,207      114,609
Bank line............................................   84,520         85,700         19,100        32,250       29,250
Shareholders' equity.................................  180,629        179,624        186,249       191,948      196,799


(1) Revenues include minimum rents, percentage rents, recoveries from tenants, interest income, income from unconsolidated real estate subsidiary and other income.
(2) The Company considers Funds From Operations (FFO) to be an alternative measure of an equity REIT's performance since FFO does not recognize depreciation and amortization of real estate assets as reductions of income from operations. For a further discussion of FFO, please refer to Management's Discussion and Analysis on page 26.
(3) Real estate investments reflects acquisition costs and capitalized costs of improvements before depreciation and amortization, investment in the unconsolidated real estate subsidiary of the Company and mortgage notes receivable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                       AND
                              RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Western Properties Trust and its subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report on Form 10-K. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

The discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management's current views with respect to future events and financial performance. The matters described in such forward-looking statements are subject to risks and uncertainties including, but not limited to: the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail or commercial businesses in which the Company's properties compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates, consumer tastes and preferences, and the e-commerce environment; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of environmental contamination or changes in the local economic climate on the revenues and the value of the Company's properties.

OVERVIEW

Founded in 1962, Western Properties Trust ("Western") and its subsidiaries own and operate community and neighborhood shopping centers located in the western United States. At December 31, 1999, Western and its subsidiaries had investments in 62 properties, primarily anchored by supermarkets and drug stores, containing approximately 5.6 million square feet of gross leasable area. The corporate office of this self-administered equity real estate investment trust is located in the San Francisco Bay Area city of Emeryville, California. Its shares are traded on the American Stock Exchange under the symbol "WIR."

On August 19, 1999, Western changed its name from Western Investment Real Estate Trust to Western Properties Trust.

The accompanying Consolidated Financial Statements include the accounts of Western, Western/Kienow's L.P., Western Pinecreek L.P. and GW100, a general partnership (collectively, "the Company"). Western is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of December 31, 1999 and 1998. Western is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24,347,000, $23,978,000 and $23,277,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Operating cash flows exceeded dividends and distributions paid of $20,941,000, $19,300,000 and $19,207,000 for 1999, 1998 and 1997,
respectively, by $3,406,000, $4,678,000 and $4,070,000 for 1999, 1998 and
1997, respectively.

Net cash used in investing activities was $1,028,000 and net cash used in financing activities was $22,612,000 for the year ended December 31, 1999.

As of December 31, 1999, the Company's aggregate outstanding indebtedness of $219,150,000 consisted of $124,822,000 in fixed-rate, long-term unsecured senior notes, $84,520,000 of borrowings under the Company's variable-rate credit facility (the "Bank Line") and $9,808,000 under a mortgage note assumed in the acquisition of the Windsor, California property. Incurrence of debt by the Company, in excess of the Bank Line of $100,000,000 and the above-mentioned senior notes, would be subject to limitations imposed under the Company's senior notes and Bank Line. The purpose of the Company's variable-rate Bank Line is to provide working capital to facilitate the funding of operating cash needs of the Company and property acquisitions and development. The Bank Line bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.15%. The Company intends to renew or replace the Bank Line before it expires on September 30, 2001.

The Company's ratio of debt to undepreciated cost of real estate on December 31, 1999 was 43%. The Company's interest coverage ratio for the year ended December 31, 1999 was 2.8 times.

As of December 31, 1999, the Company was the obligor under a loan for $9,808,000, which is secured by one property. However, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company has an ownership interest in one property where the co-owner is obligated under a promissory note that is secured by the property.

The Company anticipates that cash flows provided by operations will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code. Cash on hand, proceeds from the sale of properties held for sale and borrowings under the Bank Line, as well as other debt and equity alternatives, are expected to provide sufficient funds to finance the Company's future operations.

At December 31, 1999, the Company owned 14 properties that were held for sale. These properties total approximately 966,000 leasable square feet and have a net aggregate carrying value of $58,858,000.

FUNDS FROM OPERATIONS

Industry analysts and the Company consider Funds From Operations ("FFO") to be an alternative measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, the Company, along with most industry investors, considers presentation of operating results for real estate companies that use historical cost accounting to be less than fully informative.

The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income calculated in accordance with generally accepted accounting principles ("GAAP") plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and "unusual items." Effective January 1, 2000, net income will not be adjusted for unusual items unless they qualify as extraordinary items under GAAP in calculating FFO. This new interpretation will not have a significant impact on the Company. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under NAREIT guidelines for the years ended December 31, 1999, 1998 and 1997 (in thousands):


                                                                                      Year Ended December 31,
                                                                             ---------------------------------------------
                                                                              1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------
Net income.........................................................           $19,814          $13,616           $12,880
Less:    Gains on sales of real estate investments.................            (6,854)          (2,475)           (4,898)
Plus:    Real property depreciation................................            10,038           10,763             9,799
         Real property depreciation unconsolidated real estate.....               185              ---               ---
         Amortization of tenant improvement costs..................               950            1,152               826
         Amortization of leasing commission costs..................               335              379               323
         Cumulative effect of change in accounting principle.......                57              ---               ---
         Loss on early extinguishment of debt......................               ---              ---             1,620
         Management restructuring charge ..........................               ---              ---             1,842
                                                                             ---------------------------------------------

Funds From Operations, basic.......................................           $24,525          $23,435           $22,392
Plus:    Minority interest.........................................             1,604              ---               ---
                                                                             ---------------------------------------------
Funds From Operations, diluted.....................................           $26,129          $23,435           $22,392
                                                                             ---------------------------------------------
                                                                             ---------------------------------------------

The dividend payout ratio for the years ended December 31, 1999, 1998 and 1997 (calculated as dividend distributions made by the Company for the applicable period divided by diluted FFO) was 80%, 82% and 86%, respectively.

Diluted FFO increased $2,694,000 to $26,129,000 in 1999 from $23,435,000 in
1998. The 1999 increase of 11% is primarily the result of increased revenues partially offset by increased interest and other operating expenses. FFO increased $1,043,000 to $23,435,000 in 1998 from $22,392,000 in 1997.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Net income increased $6,198,000 to $19,814,000, or $1.15 per diluted share, in 1999, from $13,616,000, or $0.78 per diluted share, in 1998. This 46%
increase in net income is principally due to $4,379,000 of increased gains on sales of properties in 1999. Additional significant contributions to this increase resulted from increased revenues (minimum rents, recoveries from tenants and interest income) and reduced depreciation and amortization, partially offset by increased interest and other operating expenses.

DISPOSITIONS

The Company continually assesses its portfolio for possible dispositions of properties that no longer fit its investment strategy criteria due to limited prospects for growth in income, property type or for other reasons. During 1999, four office buildings, two single-tenant grocery stores and one parcel of undeveloped land were sold, resulting in gains on sales of properties of $6,854,000.

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

  - On August 17, 1999, the Company sold a 35,326 square foot parcel of undeveloped land located in Elko, Nevada, for $280,000, at a gain of $189,000.

  - On September 13, 1999, the Company sold a 26,500 square foot single-tenant grocery store located in Watsonville, California, for $3,000,000, at a gain of $2,124,000.

  - On November 12, 1999, the Company sold a 44,420 square foot single-tenant grocery store located in Hollister, California, for $5,500,000, at a gain of $946,000.

  - Also on November 12, 1999, the Company sold a 12,700 square foot office building located on Market Street in San Francisco, California, for $3,050,000, at a gain of $1,482,000.

ACQUISITIONS AND SIGNIFICANT LEASE

During 1999, the Company acquired (i) land that it intends to develop into a shopping center and (ii) a shopping center interest. Also during 1999, the Company entered into a lease on its Napa, California, property. These transactions, along with a 12-month recognition of income generated from the 1998 investments, partially offset by the 1998 and 1999 dispositions, are the primary factors for increased revenues, interest expense and property-related expenses. Certain 1999 transactions are summarized below:

  - On November 16, 1999, the Company acquired two parcels of land in the downtown area of Walnut Creek, California, which will be part of a retail development project. These parcels are located immediately north of the Plaza Escuela (formerly Simon Hardware site) property on which the Company is providing financing in the form of a participating mortgage loan and development services. Total project costs for this development project are expected to be approximately $33 million. The Company expects to commence construction in the third or fourth quarter of 2000. The Company anticipates financing the project through a joint venture, property disposition proceeds, funding from the Bank Line and/or through a third-party construction loan.

  - On November 18, 1999, the Company acquired substantially all of the remaining 50% interest of the Pine Creek Shopping Center in Grass Valley, California, in a transaction valued at approximately $10 million. The Company acquired the other 50% ownership interest in 1989. The 213,000 square foot shopping center is anchored by Raley's Supermarket and J.C. Penney.The Company funded the purchase by using approximately $4,500,000 from the Bank Line, $4,300,000 of proceeds from tax deferred exchanges and by issuing 88,498 downREIT limited partnership units valued at $1,283,000. The limited partnership units are exchangeable into Western shares on a one for one basis after certain conditions are met. The number of limited partnership units issued was determined using a $14.50 share price for Western's shares. The acquisition has been accounted for by the purchase method. The Company consolidates the downREIT limited partnership. The interests of the limited partners in the downREIT limited partnership are presented as minority interests in the accompanying Consolidated Financial Statements.

  - On November 19, 1999, the Company entered into a 20-year lease agreement with Wal-Mart for its Napa, California property, which was previously leased to Kmart under a lease that expired in January 1999. Wal-Mart will construct and pay for an entirely new 103,000-square-foot building, with completion anticipated for the summer of 2000.

         Interest income increased $823,000 to $1,756,000 in 1999 from $933,000 in 1998, primarily due to mortgage notes receivable, which were originated in 1998 and were outstanding for the full year in 1999.

Income from the unconsolidated real estate subsidiary increased to $466,000 in 1999 from $12,000 in 1998. This increase reflects the benefit of redevelopment and retenanting of eight of the Kienow's ten core properties. The Company anticipates that the remaining two core properties will be leased and generating rental income during 2000. (See Note 5 to the Consolidated Financial Statements).

Other income increased $356,000 to $1,325,000 in 1999 from $969,000 in 1998.
This increase reflects development fees earned from third parties, partially offset by decreased lease termination fee income in 1999 compared to 1998.

The average occupancy for all property types (exclusive of the portfolio of the unconsolidated real estate subsidiary, i.e., the Kienow's portfolio) was 93.8% at December 31, 1999 and 1998.

Interest expense for the years ending December 31, 1999, 1998 and 1997, was as follows:

                                                                          Year Ended December 31,
                                                         ------------------------------------------------------
    INTEREST EXPENSE ON DEBT                                   1999              1998               1997
                                                         ------------------------------------------------------
    Interest on unsecured Bank Line                            $5,381,000         $3,578,000        $1,884,000
    Interest on unsecured senior notes                          9,496,000          9,485,000         5,480,000
    Interest on unsecured convertible debentures                      ---                ---         4,159,000
    Interest on mortgage loan payable                             755,000            626,000               ---
    Capitalized interest                                      (1,307,000)          (275,000)          (12,000)
                                                         -----------------------------------------------------
    Total interest expense                                    $14,325,000        $13,414,000       $11,511,000
                                                         -----------------------------------------------------
                                                         -----------------------------------------------------

The average balance outstanding on the Bank Line and weighted average interest rate for the years ending December 31, 1999, 1998 and 1997, was as follows:

                                                                          Year Ended December 31,
                                                         ------------------------------------------------------
    BANK LINE DATA                                             1999              1998               1997
                                                         ------------------------------------------------------
    Average balance outstanding for the year             $77,077,000       $49,275,000        $24,207,000
                                                         ------------------------------------------------------
    Weighted average interest rate                              6.52%             6.83%              7.27%
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

Interest expense increased $911,000 to $14,325,000 in 1999 due to increased borrowings on the Bank Line during 1999. These balances largely resulted from the fourth quarter 1998 acquisition of the unconsolidated real estate subsidiary. This amount was offset in part by capitalized interest related to projects under development.

Other operating expense increased $455,000 to $4,867,000 in 1999 from $4,412,000 in 1998. The primary factors resulting in this increase are the master lease payments on the Dublin property the Company entered into during the third quarter of 1998, partially offset by capitalizing certain development project costs in connection with the development and redevelopment of properties.

General and administrative expense increased $515,000 to $3,248,000 in 1999 from $2,733,000 in 1998. This increase is primarily due to increased compensation costs from the full year effect of the increased employee count in 1998, the implementation of an employee performance bonus program and higher executive compensation.

Minority interest expense was $1,604,000 in 1999. There was no minority interest in income from consolidated subsidiaries in the year ended December 31, 1998. "Minority interest" refers to the earnings allocatable to the outside partners in the Company's consolidated subsidiaries.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Net income increased $736,000 to $13,616,000, or $0.78 per share (calculated using diluted weighted average shares outstanding), in 1998, from $12,880,000, or $0.75 per share (calculated using diluted weighted average shares outstanding), in 1997. This 6% increase in net income is principally due to (i) increased revenues, (ii) the absence, in 1998, of the management restructuring charge and loss on early extinguishment of debt incurred in 1997, partially offset by (iii) the reduction in gains on sales of properties of $2,423,000 between the years and increased interest and other operating expenses.

During 1998, the Company entered into agreements to acquire or control the operations of several shopping centers. These transactions are the primary contributing factors for increased revenues, increased interest expense and property related-expenses:

      - On January 21, 1998, the Company acquired a 214,770 square foot shopping center located in Modesto, California, for $17.5 million.

      - On February 9, 1998, the Company acquired a 126,500 square foot shopping center located in Windsor, California, for $20.9 million.

      - On May 29, 1998, the Company entered into agreements to redevelop and finance, by originating a $22.2 million participating mortgage, a shopping center located in Walnut Creek, California. On February 24, 1999, the participating mortgage was amended to $26.5 million and on December 31, 1999, the participating mortgage was amended to provide financing up to $42 million. Separate agreements also grant the Company a right of first offer to purchase the property and to receive development, leasing and management fees. The participating mortgage, secured by the property, is expected to earn a fixed interest rate of 9.0% per annum on fundings up to $26.5 million and 10.5% per annum on fundings over $26.5 million, up to $42 million. In addition, the agreement provides for the Company to participate in 25% of the property's cash flow after debt service, as defined.

      - On September 9, 1998, the Company entered into a master lease agreement on a 154,000 square foot shopping center located in Dublin, California, that provides the Company with an option to purchase the property at a fixed price during the first quarter of 2001. Under the master lease, the Company has full control of all leasing, management and capital-expenditure decisions for the property and receives all income from the property. As part of the transaction, the Company funded an $8.2 million, 8.5% per annum fixed-rate first trust-deed loan secured by the property.

      - On September 25, 1998, through a joint venture agreement, the Company acquired a 127,600 square foot shopping center located in Blaine, Washington, for $7.6 million.

      - On October 30, 1998, the Company completed the acquisition of an interest in Kienow's Food Stores, Inc., a Portland, Oregon-based corporation, which is described in the Company's financial statements as the unconsolidated real estate subsidiary. (See Note 5 to the Consolidated Financial Statements.)

Also during 1998, the Company sold two single-tenant retail properties, one industrial property and one parcel of undeveloped land. The sale of these properties resulted in partial offsets to increases in revenues, interest and property-related expenses:

      - On June 23, 1998, the Company sold a 58,704 square foot parcel of undeveloped land located in North Reno, Nevada, for $292,000, at a loss of $30,000.

      - On November 19, 1998, the Company sold a 20,300 square foot industrial property located in Commerce City, Colorado, for $1,100,000, at a loss of $19,000.

      - On December 23, 1998, the Company sold a 41,013 square foot freestanding grocery store located in Newman, California, for $3,536,000, at a gain of $445,000.

      - On December 29, 1998, the Company sold a 34,400 square foot freestanding grocery store located in El Cerrito, California, for $2,752,000, at a gain of $2,079,000.

The average occupancy for all property types (exclusive of the portfolio of the unconsolidated real estate subsidiary) at December 31, 1998 was 93.8% as compared to 92.2% at December 31, 1997.

Other income increased $264,000 to $969,000 in 1998 from $705,000 in 1997, primarily due to fees earned on the Walnut Creek development.

Other operating expense increased $1,401,000 during 1998 to $4,412,000 from $3,011,000 in 1997. This increase is due primarily to (i) increased compensation costs for increased staffing associated with the Company's enhanced acquisition, development and property operations capabilities, and
(ii) the master lease payment on the Dublin shopping center (see above).

General and administrative expense increased $992,000 during 1998 to $2,733,000 from $1,741,000 in 1997. This increase is primarily due to increased compensation costs.

INFLATION

Substantially all of the Company's leases with tenants contain provisions that partially mitigate the impact of inflation. These provisions include, but are not limited to, clauses providing for increases in base rent and/or clauses enabling the Company to receive percentage rent based on tenants' gross sales. Additionally, substantially all leases require the tenants to pay their proportionate share of operating expenses, including common area maintenance and real estate taxes, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation.

POTENTIAL FACTORS AFFECTING FUTURE OPERATING RESULTS

At December 31, 1999, the Company had total debt outstanding with a carrying value of $219,150,000, including $84,520,000 outstanding under its Bank Line. The Bank Line represents approximately 39% of the Company's total debt and approximately 17% of the Company's historical cost of real estate owned. At the present time, borrowings under the Company's Bank Line bear interest at a floating rate. The weighted average interest rate on the Bank Line for the year ended December 31, 1999 was 6.52% per annum. The Company recognizes that its results from operations may be impacted negatively by future increases in interest rates.

While the Company has historically been successful in renewing and reletting space, the Company is subject to the risk that certain leases expiring in 2000 and beyond may not be renewed or the terms of renewal may be less favorable to the Company than current lease terms. The Company expects to incur costs in making improvements or repairs to its portfolio of properties required by new or renewing tenants and expects to incur costs associated with brokerage commissions payable in connection with the reletting of space.

Many other factors affect the Company's actual financial performance and may cause the Company's future results to be markedly outside of the Company's current expectations.

COMPUTER SYSTEMS AND THE MILLENNIUM

As a result of computer programs being written using two digits (rather than four digits) to define the applicable year, many computer systems will not be able to process information beyond December 31, 1999. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. At December 31, 1999, a significant portion of the Company's Local Area Network and Wide Area Network are Year 2000 compliant. Those nonessential systems, which are not Year 2000 compliant and are destined to be retired soon, were simply shut-down temporarily during the 1999 year-end. This did not result in any miscalculations or system failures. At this writing (mid-March 2000), the Company knows of no miscalculations or system failures, which occurred when the date passed December 31, 1999.

The Company spent approximately $480,000 during 1999 on the conversion and upgrade of its management information systems. It is anticipated that the new systems will support planned future growth and increase efficiencies relating to property operations. These costs were recorded as assets and are being amortized.

Additionally, the Company undertook a survey of the key tenants, vendors, banks and other parties it has significant business dealings with to determine if reliance on these external sources could interrupt Company operations. Based on the results of this survey, the Company does not expect its operations to be significantly impacted. However, contingency plans were considered in order to attempt to mitigate any potential disruption to business operations as a result of noncompliant systems utilized by third parties.

INCOME TAX STATUS AND TAXABILITY OF DIVIDENDS

The Company has elected to be taxed as a real estate investment trust under the applicable provisions of the Internal Revenue Code and the comparable California statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income currently distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is so distributed. Management believes that the Company has qualified, and will continue to qualify, for tax purposes as a real estate investment trust. As the Company intends to make distributions in excess of taxable income, no provision is required to be made for federal or state income taxes in the accompanying Consolidated Financial Statements.

Federal taxable income of the Company prior to the dividend-paid deductions for the three years ended December 31, was: $13,600,000 in 1999; $14,619,000 in 1998; and $14,327,000 in 1997. The difference between net income for financial reporting purposes and taxable income results primarily from different methods of accounting for leases, depreciation of investment properties and gains on property dispositions.

The following table summarizes the taxability of distributions and dividends paid during the years ended December 31, 1999, 1998 and 1997.

                                         Year Ended December 31,
                                       ----------------------------
                                        1999       1998      1997
-------------------------------------------------------------------
Ordinary income...................      76.3%      78.1%     67.5%

Return of capital.................       ---       20.3%     23.2%

Capital gains.....................      23.7%       1.6%      9.3%
                                       ----------------------------

Total.............................     100.0%     100.0%    100.0%
                                       ----------------------------
                                       ----------------------------

No assurances can be made that future dividends and distributions will be treated similarly. Each holder of stock may have a different basis in its stock and, accordingly, each holder is advised to consult its tax advisors.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to interest rate changes primarily as a result of its Bank Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate portfolio and operations. The Company's interest rate risk-management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company's objective with regard to long-term debt is to borrow primarily at fixed rates.

Interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (in thousands except for percentages):

                                                                                                         Fair
                                2000      2001       2002      2003      2004     Thereafter  Total      Value
---------------------------  --------- ---------  --------- --------- ---------- ----------- --------- ---------
Variable rate Bank Line            --    $84,520        --        --         --         --     $84,520   $84,520
Average interest rate*                      7.28%

Fixed rate senior notes            --         --        --        --    $49,940    $74,882    $124,822  $114,930
Average interest rate*                                                     7.92%      7.21%

Fixed rate mortgage note         $217       $234      $252      $272     $8,833         --      $9,808    $9,808
Average interest rate*           7.61%      7.61%     7.61%     7.61%      7.61%        --
*(per annum)


As the preceding table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. Moreover, because current and future funding commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the impact on the Company's operating results with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's interest rate risk management strategies at that time and interest rates.

This discussion of the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

                            WESTERN PROPERTIES TRUST

                        Consolidated Financial Statements

                                       and

                          Financial Statement Schedule

                                Form 10-K Item 8

                                December 31, 1999

                            WESTERN PROPERTIES TRUST
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                 37

Consolidated Balance Sheets - December 31, 1999 and 1998                     38

Consolidated Statements of Income - For the Years Ended
     December 31, 1999, 1998 and 1997                                        39

Consolidated Statements of Shareholders' Equity - For the Years Ended
     December 31, 1999, 1998 and 1997                                        40

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 1999, 1998 and 1997                                        41

Notes to Consolidated Financial Statements                                   42

Financial Statement Schedule III:  Real Estate and
     Accumulated Depreciation                                                61


                          Independent Auditors' Report




To the Trustees and Shareholders
Western Properties Trust:


We have audited the consolidated financial statements of Western Properties Trust (formerly Western Investment Real Estate Trust) (a California real estate investment trust) and subsidiaries as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Properties Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                KPMG LLP

San Francisco, California
February 8, 2000


CONSOLIDATED BALANCE SHEETS                                                                         WESTERN PROPERTIES TRUST
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
ASSETS                                                                                      1999                   1998
                                                                                  ---------------------- -------------------
                                                                                        (In thousands, except share data)


Real estate investments:
   Real estate properties.......................................................           $ 361,001              $ 410,183
   Less accumulated depreciation and amortization...............................             (73,189)               (82,660)
                                                                                         -----------             ----------
                                                                                             287,812                327,523

   Real estate properties held for sale.........................................              81,697                 30,288
   Less accumulated depreciation and amortization...............................             (22,839)                (7,452)
                                                                                         -----------            -----------
                                                                                              58,858                 22,836

   Unconsolidated real estate subsidiary (Note 5)...............................              46,963                 44,564
   Mortgage notes receivable....................................................              17,229                 16,160
                                                                                          ----------             ----------
      Net real estate investments...............................................             410,862                411,083

Cash and cash equivalents.......................................................               2,219                  1,512
Accounts receivable, acquisition deposits, and other assets.....................              13,055                 12,994
Deferred debt issuance costs, net...............................................               1,130                  1,302
                                                                                         -----------            -----------
                                                                                           $ 427,266              $ 426,891
                                                                                         -----------             ----------
                                                                                         -----------             ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line (Note 9)..............................................................           $  84,520             $   85,700
Senior notes, net (Note 9)......................................................             124,822                124,794
Mortgage payable................................................................               9,808                 10,009
                                                                                         -----------             ----------
                                                                                             219,150                220,503

Interest payable................................................................               3,561                  3,670
Prepaid rents and security deposits.............................................               2,288                  2,161
Other liabilities...............................................................               2,939                  3,517
                                                                                         -----------             ----------
                                                                                               8,788                  9,348
                                                                                         -----------             ----------
   Total liabilities............................................................             227,938                229,851
                                                                                         -----------             ----------

Minority interest (Note 10).....................................................              18,699                 17,416

Shareholders' equity:
   Preferred stock, 2,000,000 shares authorized;
      Shares issued or outstanding..............................................                                        ---
   Shares of beneficial interest, no par value,
      Unlimited share authorization.
      Issued and outstanding: December 31, 1999 - 17,236,470 shares.............
                              December 31, 1998 - 17,216,550 shares.............             242,269                241,741
   Accumulated dividends in excess of net income................................             (61,640)               (62,117)
                                                                                         -----------             ----------

Commitments and contingencies (Notes 4, 6, 9 and 18)

   Total shareholders' equity...................................................             180,629                179,624
                                                                                         -----------             ----------
                                                                                            $427,266               $426,891
                                                                                         -----------             ----------
                                                                                         -----------             ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS                                                                         WESTERN PROPERTIES TRUST
----------------------------------------------------------------------------------------------------------------------------

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      -------------------------
                                                                                  1999            1998          1997
                                                                               ----------      ----------    ----------
                                                                            (In thousands, except per share and share data)
REVENUES:
   Minimum rents.......................................................           $44,567         $42,350       $37,845
   Percentage rents....................................................               886             539           552
   Recoveries from tenants.............................................             9,698           8,551         8,088
   Interest income.....................................................             1,756             933           361
   Income from unconsolidated real estate subsidiary...................               466              12           ---
   Other income........................................................             1,325             969           705
                                                                               ----------      ----------    ----------
Total revenues.........................................................            58,698          53,354        47,551
                                                                               ----------      ----------    ----------
EXPENSES:
   Interest............................................................            14,325          13,414        11,511
   Property operating costs............................................            10,171           9,253         8,798
   Depreciation and amortization.......................................            11,523          12,401        11,046
   Other operating expenses............................................             4,867           4,412         3,011
   General and administrative..........................................             3,248           2,733         1,741
   Management restructuring charge.....................................               ---             ---         1,842
                                                                               ----------      ----------    ----------
Total expenses.........................................................            44,134          42,213        37,949
                                                                               ----------      ----------    ----------
   Income before gains on sales of real estate
      investments, minority interest and extraordinary item............            14,564          11,141         9,602

   Gains on sales of real estate investments...........................             6,854           2,475         4,898
   Minority interest...................................................            (1,604)            ---           ---
                                                                               ----------      ----------    ----------

   Income before extraordinary item....................................            19,814          13,616        14,500
   Extraordinary item - loss on early extinguishments of debt..........               ---             ---        (1,620)
                                                                               ----------      ----------    ----------

   Net income..........................................................           $19,814         $13,616       $12,880
                                                                               ----------      ----------    ----------
                                                                               ----------      ----------    ----------
Basic earnings per share data:

   Income before extraordinary item....................................           $  1.15          $ 0.79        $ 0.84
   Extraordinary item -loss on early extinguishments of debt...........               ---             ---         (0.09)
                                                                               ----------      ----------    ----------

   Net income..........................................................           $  1.15          $ 0.79        $ 0.75
                                                                               ----------      ----------    ----------
                                                                               ----------      ----------    ----------
Diluted earnings per share data:

   Income before extraordinary item....................................           $  1.15          $ 0.78        $ 0.84
   Extraordinary item - loss on early extinguishment of debt...........               ---             ---         (0.09)
                                                                               ----------      ----------    ----------

   Net income..........................................................           $  1.15          $ 0.78        $ 0.75
                                                                               ----------      ----------    ----------
                                                                               ----------      ----------    ----------
Cash dividends paid....................................................           $  1.12          $ 1.12        $ 1.12
                                                                               ----------      ----------    ----------
                                                                               ----------      ----------    ----------
Weighted average number of shares outstanding-Basic....................        17,225,468      17,206,868    17,144,674
                                                                               ----------      ----------    ----------
                                                                               ----------      ----------    ----------
Weighted average number of shares outstanding-Diluted..................        18,699,731      17,487,443    17,158,292
                                                                               ----------      ----------    ----------
                                                                               ----------      ----------    ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS                                                                         WESTERN PROPERTIES TRUST
----------------------------------------------------------------------------------------------------------------------------

                  Years Ended December 31, 1999, 1998 and 1997
                       (In thousands, except share data)

                                                                                             Accumulated
                                                                                              Dividends            Total
                                                                  Shares of                  in Excess of         Share-
                                                             Beneficial Interest                 Net             holders'
                                                          Number             Amount             Income            Equity
                                                      ----------------------------------------------------------------------
Balances, January 1, 1997                                17,138,432          $ 242,054        $ (50,106)       $ 191,948

Net proceeds from issuance of shares...........              53,160                622              ---              622
Debenture redemptions..........................                 268                  6              ---                6
Net income.....................................                 ---                ---           12,880           12,880
Cash dividends paid............................                 ---                ---          (19,207)         (19,207)
                                                         ----------          ---------        ---------        ---------

Balances, December 31, 1997                              17,191,860            242,682          (56,433)         186,249

Net proceeds from issuance of shares...........              12,453                182              ---              182
Shares issued under restricted stock plan......              12,237                176              ---              176
Loans to officers..............................                 ---             (1,299)             ---           (1,299)
Net income.....................................                 ---                ---           13,616           13,616
Cash dividends paid............................                 ---                ---          (19,300)         (19,300)
                                                         ----------          ---------        ---------        ---------

Balances, December 31, 1998                              17,216,550            241,741          (62,117)         179,624

SHARES ISSUED UNDER RESTRICTED STOCK PLAN......              19,920                268              ---              268
FORGIVENESS OF LOANS TO OFFICERS...............                 ---                260              ---              260
NET INCOME.....................................                 ---                ---           19,814           19,814
CASH DIVIDENDS PAID............................                 ---                ---          (19,337)         (19,337)
                                                         ----------          ---------        ---------        ---------

BALANCES, DECEMBER 31, 1999                              17,236,470          $ 242,269        $ (61,640)       $ 180,629
                                                         ----------          ---------        ---------        ---------
                                                         ----------          ---------        ---------        ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS                                                                            WESTERN PROPERTIES TRUST
--------------------------------------------------------------------------------------------------------------------------------

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                      1999              1998             1997
                                                                              --------------------------------------------------
                                                                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................       $ 19,814           $ 13,616         $ 12,880
   Adjustments to reconcile net income to net cash provided
         by operating activities:
      Minority interest......................................................          1,604                ---              ---
      Depreciation and amortization..........................................         11,523             12,401           11,046
      Amortization of deferred debt issuance costs...........................            490                373              369
      Gains on sales of real estate investments..............................         (6,855)            (2,475)          (4,898)
      Earned compensation on restricted stock plan...........................            268                176              ---
      Loss on early extinguishment of debt...................................            ---                ---            1,620
      Loan forgiveness.......................................................            260                ---              ---
      Increase in accounts receivable and other assets.......................         (1,561)            (1,640)            (418)
      Increase in accrued rent receivable....................................           (636)              (379)            (471)
      (Decrease) increase in interest payable................................           (109)               753            1,440
      (Decrease) increase in prepaid rents, security deposits and other
      liabilities............................................................           (451)             1,153            1,709
                                                                                    --------           --------         --------
      Net cash provided by operating activities..............................         24,347             23,978           23,277
                                                                                    --------           --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of real estate investments............................         21,556              7,237           10,135
   Proceeds from sale of marketable securities...............................            ---                 48              ---
   Investment in mortgage note receivable....................................         (1,069)           (14,869)          (1,300)
   Acquisition of real estate investments....................................        (15,999)           (35,843)            (283)
   Investment in unconsolidated real estate subsidiary.......................         (2,399)           (27,148)             ---
   Funds released from escrow................................................          2,625              7,117              ---
   Funds escrowed pending acquisition........................................            ---             (2,625)          (7,117)
   Improvements of real estate investments:
      Build-to-suit developments.............................................         (1,207)              (335)          (1,561)
      New leases.............................................................         (2,217)            (2,725)          (3,264)
      General................................................................         (1,663)              (668)            (666)
   Recovery of investment in direct financing leases.........................            145                364              316
   Investment in unsecured note..............................................           (800)               ---              ---
                                                                                    --------          --------         --------
      Net cash used in investing activities..................................         (1,028)           (69,447)          (3,740)
                                                                                    --------          --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on Bank Line.....................................................         50,600            107,350           50,050
   Principal payments on Bank Line...........................................        (51,780)           (40,750)         (63,200)
   Principal payments on real estate loan payable............................           (201)              (156)             ---
   Loans to officers.........................................................            ---             (1,299)             ---
   Redemption of convertible debentures......................................            ---                ---          (61,310)
   Net proceeds from issuance of shares......................................            ---                182              628
   Net proceeds from senior notes offering...................................            ---                ---           74,851
   Deferred long-term debt issuance costs....................................           (290)              (509)            (838)
   Cash distributions to minority interest...................................         (1,604)               ---              ---
   Cash dividends paid.......................................................        (19,337)           (19,300)         (19,207)
                                                                                    --------          --------         --------
      Net cash (used in) provided by financing activities....................        (22,612)            45,518          (19,026)
                                                                                    --------          --------         --------

       Net increase in cash and cash equivalents.............................            707                 49              511

   Cash and cash equivalents, at beginning of period.........................          1,512              1,463              952
                                                                                    --------           --------         --------

   Cash and cash equivalents, at end of period...............................       $  2,219           $  1,512         $  1,463
                                                                                    --------           --------         --------
                                                                                    --------           --------         --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest net of capitalized interest of
      $1,307,000, $275,000 and $12,000, in 1999, 1998 and 1997,
      respectively............................................................      $ 13,945           $ 12,287         $  9,702
                                                                                    --------           --------         --------
                                                                                    --------           --------         --------

NON CASH FINANCING ACTIVITY:
   Real estate acquisition debt assumed......................................       $    ---           $ 10,164         $    ---
                                                                                    --------           --------         --------
                                                                                    --------           --------         --------

   Acquisitions through the issuance of partnership units....................       $  1,283           $ 17,416         $    ---
                                                                                    --------           --------         --------
                                                                                    --------           --------         --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            WESTERN PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   ORGANIZATION AND BASIS OF PRESENTATION

Founded in 1962, Western Properties Trust ("Western") and its affiliates own and operate community and neighborhood shopping centers located in the western United States. At December 31, 1999, Western and its affiliates had investments in 62 properties, primarily anchored by supermarkets and drug stores, containing approximately 5.6 million square feet of gross leasable area. The corporate office of the self-administered equity real estate investment trust is in the San Francisco Bay Area city of Emeryville, California. Its shares are traded on the American Stock Exchange under the symbol "WIR."

On August 19, 1999, pursuant to authority granted the Board of Trustees under Western's Declaration of Trust, Western changed its name from Western Investment Real Estate Trust to Western Properties Trust.

The accompanying Consolidated Financial Statements include the accounts of Western, Western/Kienow's L.P., Western Pinecreek L.P. and GW100, a general partnership in which Western has a controlling financial interest as of December 31, 1999 (collectively, the Company). Western is the sole general partner in Western/Kienow's L.P. and owned a 60% interest as of December 31, 1999 and 1998. Western is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest as of December 31, 1999.

Western and its affiliates use the equity method of accounting to account for investments that do not qualify for consolidation.

All significant intercompany accounts and transactions have been eliminated.


Note 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE INVESTMENTS

Properties comprising real estate investments are carried at the lower of depreciated cost or fair value. Acquisition and development costs, which include fees and costs incurred in acquiring or developing new properties, are capitalized as incurred. Upon completion of acquisition or construction, these costs are depreciated over the useful lives of the properties on a straight-line basis. The estimated useful lives for properties range from 23 to 40 years for buildings and 2 to 31 years for improvements.

When the Company decides to dispose of a property, it will assess the recoverability of the net recorded value of the property and discontinue the periodic depreciation of that property. Additionally, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the recoverability of the carrying value of that property is evaluated. If the sum of the undiscounted, expected future cash flows, exclusive of interest, is less than the carrying value of that asset, a determination of fair value of that asset is made. If the fair value is less than the carrying value of that asset, an impairment charge is recognized. No impairment losses have been recorded in the years ended December 31, 1999, 1998 or 1997.

Included in real estate investments is a net investment in one direct financing lease. This investment is carried at the aggregate minimum lease payments to be received over the term of the lease, plus an estimated residual value, less unearned income.

Expenditures for ordinary maintenance and repairs are expensed as incurred. Significant renovations and improvements that enhance and/or extend the useful life of a property are capitalized and depreciated over its estimated useful life.

LEASING COMMISSIONS AND LEASING-RELATED COSTS

Direct incremental leasing commissions and leasing-related costs are capitalized and amortized over the terms of the associated leases. The following table provides a reconciliation of leasing commissions and leasing-related costs (in thousands):


                                                       Year Ended December 31,
                                                   --------------------------------
                                                    1999        1998        1997
-----------------------------------------------------------------------------------
Balance at beginning of year..............         $1,975       $1,630      $1,587
    Additions.............................            315          761         366
    Dispositions..........................           (129)         (37)        ---
    Amortization..........................           (335)        (379)       (323)
                                                   --------------------------------
Balance at end of year....................         $1,826       $1,975      $1,630
                                                   --------------------------------
                                                   --------------------------------

RENTAL INCOME

The Company accrues base rental income (minimum contractual lease payments) as earned. Certain of the Company's leases provide for additional rent based on specified percentages of the lessee's store sales. Such percentage-based rental income was recognized during 1996, 1997 and the first two quarters of 1998, based on estimates. Commencing on July 1, 1998, for the last two quarters of 1998, the Company recognized percentage-based rental income in accordance with EITF 98-9 issued in May 1998. EITF 98-9 permits revenue recognition of percentage-based rental income only when tenants' sales exceed the level at which such rents are contractually due.

The Company recognizes rental income and related accrued rental receivable in accordance with FASB No. 13, ACCOUNTING FOR LEASES. Accrued rent receivable (straight-line rental revenues in excess of contractually required payments) included in income was $636,000 in 1999, $379,000 in 1998, and $471,000 in
1997.

INCOME TAX STATUS AND TAXABILITY OF DIVIDENDS

The Company has elected to be taxed as a real estate investment trust under the applicable provisions of the Internal Revenue Code and the comparable California statutes. Under such provisions, the Company will not be taxed on that portion of its taxable income currently distributed to shareholders, provided that at least 95% of its real estate investment trust taxable income is so distributed. Management believes that the Company has qualified, and will continue to qualify, for tax purposes as a real estate investment trust. As the Company intends to make distributions in excess of taxable income, no provision is required to be made for federal or state income taxes in the accompanying Consolidated Financial Statements.

The following table summarizes the taxability of distributions and dividends paid during the years ended December 31, 1999, 1998 and 1997.

                                                       Year Ended December 31,
                                                  --------------------------------
                                                    1999        1998        1997
----------------------------------------------------------------------------------
Ordinary income...................                  76.3%        78.1%       67.5%

Return of capital.................                   ---         20.3%       23.2%

Capital gains.....................                  23.7%         1.6%        9.3%
                                                  --------------------------------
Total.............................                 100.0%       100.0%      100.0%
                                                  --------------------------------
                                                  --------------------------------

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

RECLASSIFICATION

Certain prior-year financial statement amounts and related footnote information for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Financial Accounting Statement No. 133 (FASB
133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company will adopt FASB 133 for interim periods beginning in 2001, the effective date of FASB 133, as amended. Management believes that the adoption of this Statement will not have a material impact on the Company's financial statements.

Note 3:   REAL ESTATE INVESTMENTS

The following table provides a reconciliation of real estate properties, properties held for sale and the related accumulated depreciation and amortization for each (in thousands):


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 1999             1998              1997
----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE PROPERTIES:
   Balance at beginning of year........................................        $ 410,183        $ 392,470         $ 384,550
   Increases:     Acquisitions ........................................           17,282           46,064               288
                  Improvements.........................................            4,714            2,967             4,878
                  Properties reclassified from held for sale...........            1,533              ---             3,070
   Decreases:     Properties reclassified as held for sale.............          (72,495)         (30,593)              ---
                  Dispositions.........................................              (71)            (304)              ---
                  Recovery of acquisition costs........................              ---              (57)              ---
                  Amortization of direct financing leases..............             (145)            (364)             (316)
                                                                               ---------        ---------         ---------
   Balance at end of year..............................................        $ 361,001        $ 410,183         $ 392,470
                                                                               ---------        ---------         ---------
                                                                               ---------        ---------         ---------

   ACCUMULATED DEPRECIATION AND AMORTIZATION:
   Balance at beginning of year........................................        $  82,660        $  77,642         $  66,271
   Increases:     Depreciation expense.................................           10,988           11,915            10,625
                  Accumulated depreciation of properties
                     reclassified from held for sale...................              ---              ---               746
   Decreases:     Dispositions.........................................              ---              ---               ---
                  Accumulated depreciation of properties
                     held for sale.....................................          (20,459)          (6,897)              ---
                                                                               ---------        ---------         ---------
   Balance at end of year..............................................        $  73,189        $  82,660         $  77,642
                                                                               ---------        ---------         ---------
                                                                               ---------        ---------         ---------

REAL ESTATE PROPERTIES HELD FOR SALE:
   Balance at beginning of year........................................        $  30,288       $    5,382         $  16,161
   Increases:     Improvements.........................................               58              ---                29
                  Properties reclassified as held for sale.............           72,495           30,593                --
   Decreases:     Properties no longer held for sale...................           (1,533)             ---            (3,070)
                  Dispositions.........................................          (19,611)          (5,687)           (7,738)
                                                                               ---------        ---------         ---------
   Balance at end of year..............................................        $  81,697         $ 30,288         $   5,382
                                                                               ---------        ---------         ---------
                                                                               ---------        ---------         ---------

   ACCUMULATED DEPRECIATION AND AMORTIZATION:
   Balance at beginning of year........................................         $  7,452        $   1,861        $    5,525
   Increases:     Accumulated depreciation of properties
                     reclassified as held for sale.....................           20,459            6,897               ---
   Decreases:     Accumulated depreciation of properties
                     removed from market...............................              ---              ---              (746)
                  Dispositions.........................................           (5,072)          (1,306)           (2,918)
                                                                               ---------        ---------         ---------
   Balance at end of year..............................................         $ 22,839        $   7,452        $    1,861
                                                                               ---------        ---------         ---------
                                                                               ---------        ---------         ---------

At December 31, 1999, the Company owned 14 properties that were held for sale. These properties total 966,000 leasable square feet and have a net aggregate carrying value of $58,858,000. The Company has determined that these properties do not meet the Company's long-term strategic objectives, therefore, the Company has developed disposition plans and is marketing the properties for sale. Estimated fair values for these properties are in excess of recorded carrying values. The Company ceases depreciation on assets classified as held for sale. The net operating income from these properties included in 1999 operations was $5,677,000. It is anticipated that these properties will be sold in 2000.

As of December 31, 1999, only one of the Company's properties was security for a mortgage. However, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company has an ownership interest in one property where the co-owner is obligated under a note that is secured by the property.

Most of the Company's leases require the tenant to be responsible for, or reimburse the Company for, liability insurance coverage on the properties. The Company maintains umbrella liability insurance on all of its properties and monitors tenant compliance with liability insurance coverage requirements.

While the Company believes its properties are adequately insured, the Company does not carry earthquake (except for the Windsor, California property, where the secured lender requires earthquake insurance), flood or pollution coverage. However, most major anchor tenants are required to rebuild or repair their leased premises if damaged or destroyed, regardless of the cause. Most of the Company's properties are located in areas of California and Nevada where earthquakes have been known to occur. In the event of a major earthquake, Company properties could suffer substantial damage or destruction. Since it commenced real estate operations in 1964, the Company has not incurred any material expense nor, to its knowledge, have any of its properties incurred any material damage from earthquakes or floods.

The Company periodically considers the merits of purchasing earthquake insurance for its properties. To date, the Company has not purchased earthquake insurance because of (i) the high premiums and deductibles, and (ii) the Company's geographically diversified portfolio that reduces the likelihood of material loss as a consequence of earthquakes. Furthermore, the majority of properties in the portfolio principally consist of relatively new, single-story buildings.


Note 4:    CAPITAL EXPENDITURES

It is the Company's practice to capitalize costs that exceed $4,000 and are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the 12 months ended December 31, 1999, and 1998 are as follows (in thousands):

                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                                          1999              1998
-----------------------------------------------------------------------------------------------------
"Build to Suit" capital improvements................................     $ 1,207           $  335
Capitalized costs incurred in connection with leasing previously
    UNLEASED space..................................................          99               78
Capitalized costs incurred in connection with leasing previously
    LEASED space....................................................       2,118            2,647
Capitalized costs that relate to improvements to common
    areas...........................................................       1,663              668
                                                                          -------          ------
Total capitalized expenditures......................................      $ 5,087          $3,728
                                                                          -------          ------
                                                                          -------          ------

Improvements........................................................      $ 4,772          $2,967
Leasing-related costs...............................................          315             761
                                                                          -------          ------
Total capitalized expenditures......................................      $ 5,087          $3,728
                                                                          -------          ------
                                                                          -------          ------

During the year ended December 31, 1999, the Company entered into new leases that obligate the Company to fund leasing commissions, tenant improvements and build-to-suit developments. These obligations relate both to new leases and lease renewals, a portion of which were funded during 1999 and are reflected in the preceding table. In addition, a portion remains an obligation of the Company at December 31, 1999 (See Note 18).

The aggregate and per square foot information representing expenditures associated with leasing for the year ended December 31, 1999, is as follows:


-------------------------------------------------------------------------------------------------------------------------
New Leases
-------------------------------------------------------------------------------------------------------------------------

                               TENANT IMPROVEMENTS

                                             Capitalized  Costs                              All Expenditures
                                    --------------------------------------        --------------------------------------
                                                                     Per                                           Per
                                    Aggregate        Square         Square        Aggregate         Square        Square
         PROPERTY TYPE                Amount          Feet           Foot           Amount           Feet          Foot
         -------------              ---------         ----           ----         ---------          ----         -----
Shopping centers and
  single-tenant retail
   properties                      $ 1,972,640      202,401         $9.75         $ 2,011,525      260,869        $ 7.71


-------------------------------------------------------------------------------
                               LEASING COMMISSIONS


                                             Capitalized  Costs                              All Expenditures
                                    --------------------------------------        --------------------------------------
                                                                     Per                                           Per
                                    Aggregate        Square         Square        Aggregate         Square        Square
         PROPERTY TYPE                Amount          Feet           Foot           Amount           Feet          Foot
         -------------              ---------         ----           ----         ---------          ----         -----
Shopping centers and
  single-tenant retail
   properties                      $   315,998      156,498         $2.02         $  324,030       260,869        $ 1.24



-------------------------------------------------------------------------------------------------------------------------
Lease Renewals
-------------------------------------------------------------------------------------------------------------------------

                              TENANTS IMPROVEMENTS

                                             Capitalized  Costs                              All Expenditures
                                    --------------------------------------        --------------------------------------
                                                                     Per                                           Per
                                    Aggregate        Square         Square        Aggregate         Square        Square
         PROPERTY TYPE                Amount          Feet           Foot           Amount           Feet          Foot
         -------------              ---------         ----           ----         ---------          ----         -----
Shopping centers and
  single-tenant retail
   properties                      $   176,975        7,553       $ 23.43         $  185,695       197,351        $ 0.94


Minimum rents per square foot data for new and renewal leases executed during the 12 months ended December 31, 1999, is represented in the following table:


                                         Old                  New                Old                   New
                                      Coupon (1)    to    Coupon (2)          Coupon (1)    to    Effective (3)
                                      ----------          ----------          ----------          -------------
         New leases                     $0.64                $0.93              $0.64                 $0.97
         Lease renewals                 $1.08                $1.13              $1.08                 $1.18
         Never before leased             ---                 $1.19               ---                  $1.24



         (1) Old Coupon represents the LAST minimum monthly rent in effect under the previous lease.
         (2) New Coupon represents the INITIAL minimum monthly rent in effect under the new lease.
         (3) New Effective represents the AVERAGE minimum monthly rent in effect under the new lease for the entire term of the lease.


Note 5:     UNCONSOLIDATED REAL ESTATE SUBSIDIARY

In October 1998, the Company acquired Kienow's Food Stores, Inc. ("Kienow's"), a Portland, Oregon-based grocery wholesaler and retailer, whose principal assets were its real estate properties, in a transaction valued at approximately $55 million. Following an agreed-upon $11,000,000 stock redemption from Kienow's cash on hand, the purchase price was paid $26,240,000 in cash and by issuance of 1,432,364 units in a newly formed downREIT limited partnership valued at $17,416,000. The limited partnership units are exchangeable into Western shares on a one-for-one basis. The number of limited partnership units issued was determined using a $12.16 share price for Western's shares. The acquisition has been accounted for by the purchase method. The Company consolidates the downREIT limited partnership, which accounts for its investment in the newly formed parent company of Kienow's, on the equity basis of accounting. The interests of the limited partners in the downREIT limited partnership are presented as minority interests in the accompanying Consolidated Financial Statements.

The Kienow's real estate portfolio included six shopping centers, four freestanding stores (the "10 core properties"), seven non-core properties and two leasehold properties. With this purchase, the Company intended to discontinue the wholesale and retail grocery operations, retenant the anchor-store space of the 10 core properties and dispose of non-core properties.

During 1999, the wholesale and retail grocery operations of the 10 core properties were discontinued; four freestanding stores and four shopping centers were redeveloped and retenanted and all but two of the seven non-core properties were sold.

As of December 31, 1999, the summarized balance sheet information of Kienow's is as follows (in thousands):


   Net assets (primarily consisting of real estate properties)...    $ 47,531
                                                                    ---------
                                                                    ---------
   Other shareholders' equity....................................    $   (568)
                                                                    ---------
   Company's share of equity.....................................    $ 46,963
                                                                    ---------
                                                                    ---------

For the 12 months ended December 31, 1999, the Company capitalized $1,299,000 of interest cost.

Additionally, during the first quarter of 2000, the retail grocery operations were discontinued at two locations under lease.

Note 6:   INVESTMENTS IN MORTGAGE LOANS

                                                        December 31,
                                                                                             Interest Rate
-----------------------------------------------------------------------------------------------------------------------------
                                                         1999          1998
                                                         ----          ----
                                                           (In thousands)

Loan on a retail property in Concord,
California, secured by a first deed of trust on
the property. Mortgage is due August 2007.............  $1,236       $1,265             8.5%  through August 31, 2002
                                                                                        9.0%  after August 31, 2002

Loan on a shopping center in Dublin,
California, secured by a first deed of trust on
the property.  Interest only is payable
monthly.  Mortgage is due August 2004.................   8,200        8,200             8.5%

Participating loan on a shopping center under
development in Walnut Creek, California, secured
by a first deed of trust on the property. Total
loan commitment is $42 million.  Mortgage is due
December 2008.........................................   7,793        6,695             9.0%  on balances up to $26.5 million
                                                           ---          ---            10.5%  on balances above $26.5 million
                                                       -------     --------

                                                       $17,229     $ 16,160
                                                       -------     --------
                                                       -------     --------

Note 7:   LEASES

OPERATING LEASE-RECEIVABLE

Future minimum lease payments scheduled to be received under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are as follows (in thousands):


       2000.............................          $ 44,289
       2001.............................            41,536
       2002.............................            38,311
       2003.............................            33,533
       2004.............................            27,659
       Thereafter.......................           197,213
                                                  --------
       Total............................          $382,541
                                                  --------
                                                  --------

DIRECT FINANCING LEASE - RECEIVABLE

At December 31, 1999, future minimum lease payments scheduled to be received under a direct financing lease, range from $189,000 in 2000 to $142,000 in 2002.

At December 31, 1999, the Company's investment in one direct financing lease was $863,000, and was determined by adding the estimated residual value of $275,000 to the total remaining minimum lease payments of $708,000, less unearned income of $120,000. The original cost of the property subject to the direct financing lease was $1,644,000. Included in other income is income recorded under direct financing leases of $66,000, $105,000 and $155,000 in 1999, 1998 and 1997,
respectively.

OPERATING LEASE - PAYABLE

Future minimum lease payments scheduled to be paid that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are as follows (in thousands):


       2000.............................          $    853
       2001.............................             1,489
       2002.............................             1,529
       2003.............................             1,577
       2004.............................             1,476
       Thereafter.......................            13,764
                                                  --------
       Total............................          $ 20,688
                                                  --------
                                                  --------

Note 8:    MAJOR TENANT

Raley's (including its subsidiary, Nob Hill Foods) leases 22 anchor store properties from the Company. Rental revenues from these properties, which are dispersed throughout California and Nevada, were $10,837,000, $10,413,000 and $9,178,000 in 1999, 1998 and 1997, respectively. These amounts represented 18%, 20% and 19% of total revenues during 1999, 1998 and 1998, respectively. During 1999, two properties leased to Raley's were sold. Rental revenue in 1999 from Raley's relating to the sold properties amounted to $678,000.


Note 9:    BANK LINE, NOTES AND MORTGAGE PAYABLE

BANK LINE OF CREDIT

At December 31, 1999, the Company had $84,520,000 outstanding under its $100,000,000 unsecured bank line of credit (the "Bank Line"). Interest on funds drawn under the Bank Line is LIBOR plus 1.15% and is payable at the maturity of each LIBOR contract. At December 31, 1999 and 1998, the weighted average interest rate was 7.28% and 6.38% per annum, respectively. In addition, the Company pays an annual fee of one quarter of one percent (0.25%) of the total commitment. The Company is not required to pledge any assets or maintain compensating balances for this Bank Line, although the Company has agreed to certain covenants that impose limitations on the incurrence of debt and other restrictions. Additionally, if amounts due under the Bank Line are not paid at maturity, the lender, at its option, can require the Company to provide security interests in Company properties. The Company intends to renew or replace this facility before it expires on September 30, 2001.

In connection with the redevelopment of a property located in Walnut Creek, California, the Company has obtained an irrevocable standby letter of credit in the amount of $3,336,000 from one of the lenders with which the Company has its Bank Line. The amount available under the Bank Line is reduced by the amount of the letter of credit. This letter of credit expires April 30, 2006.

SENIOR NOTES

In February 1994, the Company sold $50,000,000 of unsecured senior notes (the "1994 Notes") in a public offering. The 1994 Notes are due in 2004 and contain certain covenants that impose limitations on the incurrence of debt and other restrictions. These restrictions include a cap on total borrowings, minimum shareholders' equity and income-coverage requirements. The 1994 Notes are not redeemable prior to maturity.

In September 1997, the Company sold $75,000,000 of unsecured senior notes (the "1997 Notes") in a public offering, comprising $25,000,000 due 2006, $25,000,000 due 2008 and $25,000,000 due 2010. The 1997 Notes were issued under the Company's $150,000,000 shelf registration.

All senior notes outstanding at December 31, 1999 are summarized in the following table (in thousands, except for interest rate and year data):


                       Net Amount        Coupon Interest Rate           Due Date               Years to Maturity
          --------------------------------------------------------------------------------------------------------------
                         $49,940                 7.875%             February  15, 2004                  4
                          24,974                 7.100%             September 15, 2006                  7
                          24,953                 7.200%             September 15, 2008                  9
                          24,955                 7.300%             September 15, 2010                 11
                        --------                 ------                                                --
Total/Weighted
  Average               $124,822                 7.470%                                                 7
                        --------                 ------                                                --
                        --------                 ------                                                --

As of December 31, 1999, the senior notes carried "investment grade" ratings from Moody's Investor Service (Baa3) and Standard & Poor's Rating Services (BBB-).

MORTGAGES PAYABLE

At December 31, 1999, the Company assumed a $9,808,000 mortgage note in its acquisition of the Windsor, California shopping center. The note bears a fixed rate of interest of 7.61% per annum, which is due May 2004 with a balloon payment of $8,737,000.

Future minimum principal payments scheduled to be paid under the mortgage payable as of December 31, 1999, are as follows (in thousands):


       2000..............................         $   217
       2001..............................             234
       2002..............................             252
       2003..............................             272
       2004..............................           8,833
                                                  -------
       Total.............................         $ 9,808
                                                  -------
                                                  -------

Note 10:  MINORITY INTEREST


                                                                         Recorded Value of                          Indicated Value
                                                                         Minority Interest          No. of Units        per Unit
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         1999          1998
                                                                         ----          ----
                                                                           (In thousands)

Minority interest in limited partnership established October 1998 to acquire Kienow's in Portland, Oregon.  Units are exchangeable
into Western shares on a one-for-one basis.........................      $ 17,416      $ 17,416       1,432,364          $12.16
                                                                                                                         ------

Minority interest in limited partnership established November 1999 to acquire interest in shopping center in Grass Valley, California.
Units are exchangeable into Western shares on a one-for-one basis
after certain conditions have been met.............................         1,283            --          88,498          $14.50
                                                                         --------      --------       ---------          ------
                                                                         $ 18,699      $ 17,416       1,520,862
                                                                         --------      --------       ---------
                                                                         --------      --------       ---------

Note 11:  LOANS TO RELATED PARTIES

In 1998, the Board of Trustees approved loans totaling $1.3 million to the Company's Chief Executive Officer; Chief Financial Officer; Senior Vice President, Investments; and Senior Vice President, Operations. The loan proceeds were used to fund the purchase of Company shares of beneficial ownership by these individuals in order to increase their ownership in the Company and to more closely align their interests with those of shareholders. The loans bear interest at a rate of 5.5% per annum (equal to the Applicable Federal Rate in effect on the date the promissory notes were issued), are recourse and are secured by a pledge of certain shares of beneficial ownership of the Company. Because of the fulfillment of certain Company and individual goals, during February 1999, the Board of Trustees forgave $260,000 of those loans granted to such officers during 1998.

The Board of Trustees also approved loans to the Company's Chief Executive Officer and Chief Financial Officer to fund their acquisition of the common stock of Western Real Estate Services, Inc. (WRESI), in which the Company has a 97% economic interest. WRESI was formed to facilitate the acquisition of Kienow's (see Note 5). The amount loaned to each individual was $283,750, with interest at 7.5% per annum and maturity dates of October 30, 2008.

Note 12:   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB No. 107 requires disclosure of fair value for all financial instruments. The Company believes that the carrying amount approximates fair value for cash and cash equivalents; accounts receivable, acquisition deposits, and other assets; interest payable; security deposits; and other liabilities as of December 31, 1999 and 1998, due to the short-term nature of these instruments.

The Company further believes that the carrying amounts of the mortgage notes receivable, Bank Line and mortgage payable approximate fair value as of December 31, 1999 and 1998 because interest rates and terms for these instruments are consistent with those currently available to the Company.

The estimated fair values of the Company's senior notes based on quoted market prices as of December 31 are stated in the following table (in thousands):

                                              1999                        1998
                                   -------------------------    -------------------------
                                    Carrying        Fair         Carrying       Fair
                                     Amount         Value         Amount        Value
                                   -------------------------    -------------------------
Senior notes ................       $ 124,822     $ 114,930      $ 124,794     $ 114,130


Note 13:  SEGMENT DISCLOSURE

FASB No. 131 requires disclosure about segments of the Company and related information.

The Company evaluates performance and makes resource-allocation decisions on an individual property basis. For financial reporting purposes, the Company has grouped its properties into three segments: shopping centers (including shopping centers under-development), single-tenant retail and other commercial properties. Investments principally consist of real estate, but also include real estate secured loans (three) and a real estate joint venture (one).

Nonsegment revenue consists of mainly interest income. Nonsegment assets include cash, accounts receivable and deferred financing costs.

The accounting policies of the segments are the same as those described in
Note 1.

The Company assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). The National Association of Real Estate Investment Trusts defines FFO as net income, calculated in accordance with generally accepted accounting principles ("GAAP"), plus depreciation and amortization of assets uniquely significant to the real estate industry reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and "unusual items." Effective January 1, 2000, net income will not be adjusted for unusual items unless they qualify as extraordinary items under GAAP in calculating FFO. This new interpretation will not have a significant impact on the Company. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of the Company's operating performance, nor for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

The revenues, profit (loss), assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 1999, 1998 and 1997 (in thousands):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  1999             1998              1997
---------------------------------------------------------------------------------------------------------------------------
REVENUES
         Shopping centers..............................................        $  51,787        $  46,803         $  41,121
         Single-tenant retail..........................................            2,079            2,320             2,722
         Other commercial..............................................            4,626            4,131             3,360
         Nonsegment....................................................              206              100               348
                                                                               ---------        ---------         ---------
                Total revenue..........................................        $  58,698        $  53,354         $  47,551
                                                                               ---------        ---------         ---------
                                                                               ---------        ---------         ---------
PROFIT (LOSS)
         Funds from operations:
                 Shopping centers......................................        $  40,996        $  37,166         $  32,310
                 Single-tenant retail..................................            1,927            2,185             2,591
                 Other commercial .....................................            4,306            3,851            3,035
                                                                               ---------        ---------         ---------
                          Total segment contribution to FFO............           47,229           43,202            37,936

                 Interest income.......................................              187               90               359
                 Other income..........................................               19               10               (11)
                 Interest expense......................................          (14,325)         (13,414)          (11,511)
                 Other operating expenses..............................           (3,590)          (3,612)           (2,542)
                 Personal property depreciation........................             (200)            (108)              (98)
                 General and administrative............................           (3,191)          (2,733)           (1,741)
                                                                               ---------        ---------         ---------
                          Consolidated FFO.............................           26,129           23,435            22,392

                  Depreciation and amortization........................          (11,323)         (12,294)          (10,948)
                  Depreciation and amortization, unconsolidated real
                   estate..............................................             (185)             ---               ---
                  Minority interest....................................           (1,604)             ---               ---
                  Cumulative effect of change in accounting principle..              (57)             ---               ---
                  Gains on sales of real estate investments............            6,854            2,475             4,898
                  Loss on early extinguishment of debt.................              ---              ---            (1,620)
                  Management restructuring charges.....................              ---              ---            (1,842)
                                                                               ---------        ---------         ---------
         Net income....................................................        $  19,814         $ 13,616         $  12,880
                                                                               ---------        ---------         ---------
                                                                               ---------        ---------         ---------


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                  1999            1998
-----------------------------------------------------------------------------------------------------------
ASSETS
         Shopping centers..............................................        $ 387,075        $ 374,672
         Single-tenant retail..........................................            8,512           10,371
         Other commercial..............................................           22,343           28,146
         Nonsegment....................................................            9,336           13,702
                                                                               ---------        ---------
                  Total assets.........................................        $ 427,266        $ 426,891
                                                                               ---------        ---------
                                                                               ---------        ---------


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------
REAL ESTATE INVESTMENT CAPITAL EXPENDITURES:
          Acquisitions.................................................
                  Shopping centers.....................................           $ 17,282      $ 35,843       $  283
                  Single-tenant retail.................................                ---           ---          ---
                  Other commercial.....................................                ---           ---          ---
                                                                                  --------      --------       ------
                       Total acquisitions..............................           $ 17,282      $ 35,843       $  283
                                                                                  ========      ========       ======
          Developments.................................................
                  Shopping centers.....................................           $  4,582      $  2,691      $ 5,442
                  Single-tenant retail.................................                454           ---          ---
                  Other commercial.....................................                 51         1,037           49
                                                                                  --------      --------      -------
                       Total developments..............................           $  5,087      $  3,728      $ 5,491
                                                                                  --------      --------      -------
                                                                                  --------      --------      -------

Note 14:  STOCK OPTION PLAN

1988 STOCK OPTION PLAN

In May 1988, the Company adopted a nonqualified stock option plan (the "1988 Plan"). The purchase price of shares of beneficial interest purchased pursuant to this plan is to be not less than the fair market value of the shares on the date of grant. Options granted under the plan, which expire six years from the grant date if not exercised, vest and become exercisable at a rate of 20% per year from the date of grant until completely vested. A total of 300,000 shares of beneficial interest have been authorized under the Plan. In 1998, as part of adopting a new Equity Incentive Plan, the 1988 Plan was terminated; consequently, no further options will be granted under the 1988 Plan.

Activity in the Company's 1988 share option plan during the three years ended December 31, 1999, is summarized in the following table:


                                                     Shares Available             Options                  Weighted
                                                        for Future              Granted and                Average
                                                      Options Grants            Outstanding             Exercise Price
-----------------------------------------------------------------------------------------------------------------------
12/31/96  Balance                                         27,840                  272,000                   $12.67
-----------------------------------------------------------------------------------------------------------------------
                          Exercised                          ---                  (53,160)                  $11.72
                          Expired                          9,040                   (9,040)                  $12.45
                          Granted                        (36,300)                  36,300                   $13.59
-----------------------------------------------------------------------------------------------------------------------

12/31/97  Balance                                            580                  246,100                   $13.02
-----------------------------------------------------------------------------------------------------------------------
                          Exercised                          ---                   (1,400)                  $11.46
                          Expired                          8,300                   (8,300)                  $12.76
                          Plan terminated                 (8,880)                     ---                      ---
-----------------------------------------------------------------------------------------------------------------------
12/31/98  Balance                                            ---                  236,400                   $13.03
-----------------------------------------------------------------------------------------------------------------------
                          Exercised                          ---                      ---                      ---
                          Expired                            ---                  (66,800)                  $13.69
-----------------------------------------------------------------------------------------------------------------------
12/31/99  Balance                                            ---                  169,600                   $12.77
-----------------------------------------------------------------------------------------------------------------------

The following table summarizes information about the Company's 1988 Plan outstanding at December 31, 1999:


-----------------------------------------------------------------------------------------     -----------------------------
                                  Options Outstanding                                             Options Exercisable
-----------------------------------------------------------------------------------------     -----------------------------

                              Number of                Weighted            Weighted                            Weighted
                               Options                  Average             Average                            Average
      Range of             Outstanding at              Remaining           Exercise                            Exercise
  Exercise Prices         December 31, 1999        Contractual life          Price               Options        Price
--------------------- -------------------------- ---------------------- ----------------      -------------- -------------
   $11.00-$13.88               169,600                 1.8 years            $12.77               144,140        $12.69


1998 EQUITY INCENTIVE PLAN

In May 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Plan"). This Plan permits the Company to grant incentive stock options, restricted stock, unrestricted stock, stock appreciation rights and nonqualified stock options. A total of 850,000 shares of beneficial interest have been authorized under the 1998 Plan.

Activity in the Company's 1999 Equity Incentive Plan is summarized in the following table:

--------------------------- --------------- ---------------- ------------ --------------- ---------------- ------------ -----------
                               Shares                                                                                    Weighted
                             Available           Non                                           Stock        Incentive    Average
                             for Future      -Qualified      Restricted   Unrestricted      Appreciation      Stock      Exercise
                               Grants       Stock Options      Stock         Stock            Rights         Options      Price
---------------------------- -------------- ---------------- ------------- -------------- ---------------- ------------ -----------
12/31/1997 Balance                   -0-              -0-            -0-             -0-             -0-           -0-     $ -0-
---------------------------- -------------- ---------------- ------------- -------------- ---------------- ------------ -----------
Plan adopted                     850,000              ---            ---             ---             ---           ---    $  ---
Options granted                (532,000)          532,000                                                                 $13.92
Options expired                    1,500           (1,500)                                                                $13.00
Restricted stock granted        (41,500)                          41,500                                                  $14.36
Restricted stock issued                                          (12,237)                                                 $14.40
---------------------------- -------------- ---------------- ------------- -------------- ---------------- ------------ -----------
12/31/1998  Balance              278,000          530,500         29,263             -0-             -0-           -0-    $13.95
---------------------------- -------------- ---------------- ------------- -------------- ---------------- ------------ -----------
Options granted                 (215,400)          215,400                                                                $11.15
Options expired                   15,500           (15,500)                                                               $13.00
Restricted stock granted         (20,000)                          20,000                                                 $11.25
Restricted stock issued                                           (19,920)                                                $13.40
---------------------------- -------------- ---------------- ------------- -------------- ---------------- ------------ -----------
12/31/1999  BALANCE               58,100           730,400         29,343            -0-             -0-           -0-    $12.91
---------------------------- -------------- ---------------- ------------- -------------- ---------------- ------------ -----------

The following table summarizes information about the Company's 1998 Equity Incentive Plan grants outstanding at December 31, 1999:


---------------------------------------------------------------------------------------------------
                                        Grants Outstanding
---------------------------------------------------------------------------------------------------
                                      Number of              Weighted               Weighted
                                       Grants                Average                Average
               Range of            Outstanding at           Remaining              Exercise
           Exercise Prices        December 31, 1999      Contractual life            Price
       ----------------------- ---------------------- ----------------------- ---------------------
            $10.56-$14.78              759,743               4.4 years               $12.91


ACCOUNTING FOR STOCK-BASED COMPENSATION

Under FASB No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to continue to follow Accounting Principles Board Opinion 25 to account for stock-based compensation and to make the disclosures set forth below as required by FASB No. 123. Consequently, the Company has recorded no compensation costs related to its stock options granted during 1999, 1998 and 1997.

The proforma effects on net income and net income per share data as if the Company had elected to use the fair value approach to account for its employee stock-based compensation plans are as follows (in thousands, except for per share data):

                                                                 Year Ended December 31,
                                           1999                            1998                           1997
                               ------------------------------ -------------------------------- ----------------------------
                                     AS           Adjusted          As           Adjusted           As          Adjusted
                                  Reported       Pro-Forma       Reported        Pro-Forma       Reported      Pro-Forma
                               -------------- --------------- --------------- ---------------- -------------- -------------
Net income...................     $ 19,814       $ 19,516        $ 13,616        $ 13,299        $ 12,880       $ 12,852
Per share net income-Basic...      $ 1.15         $ 1.13          $ 0.79          $ 0.77          $ 0.75         $ 0.75
Per share net income-Diluted       $ 1.15         $ 1.13          $ 0.78          $ 0.76          $ 0.75         $ 0.75


The weighted average fair value per option granted during the year ended December 31, 1999, 1998 and 1997 was estimated on the date of grant using an option-pricing model that approximates the Black-Scholes method.

                                        1999           1998           1997
                                   --------------------------------------------
    Fair value, per option.......       $0.95          $1.48          $1.58


The following assumptions were used for the options granted in 1999, 1998 and 1997. (The exercise price of options granted was the market price of the stock on the date of grant.):

                                        1999           1998           1997
                                   --------------------------------------------
  Risk-free interest rate......          5.19%          4.67%          5.86%
  Forfeiture rate..............          3.48%          2.34%          8.63%
  Share-volatility rate........         21.10%         20.90%         21.10%
  Dividend yield...............         10.04%          8.05%          8.18%


Note 15:  DIVIDEND REINVESTMENT PLAN

In accordance with the Dividend Reinvestment and Share Purchase Plan adopted by the Company in 1990, dividend reinvestment proceeds of $551,000 were used to purchase shares in the open market for participating shareholders during 1999. During 1998, the Company received $166,000 net of issuance costs and issued 11,053 shares of beneficial interest. Additionally, $495,000 in dividend reinvestment proceeds were used to purchase shares in the open market for participating shareholders in 1998. During 1997, dividend reinvestment proceeds of $699,000 were used to purchase shares in the open market for participating shareholders.

Note 16:  EARNINGS PER SHARE

In February 1997, the FASB issued FASB No. 128, EARNINGS PER SHARE. The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earnings per share. A reconciliation of the denominator used in the calculation of DILUTED EARNINGS PER SHARE for the years ended December 31, 1999, 1998 and 1997 is shown below:

                                                                                      Year Ended December 31,
                                                                        ----------------------------------------------------
                                                                               1999             1998              1997
                                                                        ----------------------------------------------------
Weighted average shares outstanding - Basic.......................           17,225,468       17,206,868        17,144,674
Plus: Options with exercise prices below year-end
              market price of shares of beneficial interest ......                1,645           11,931            13,618
          Stock issued under restricted stock plan................               29,343           29,263               ---
         OP units convertible into shares of beneficial interest..            1,443,275          239,381               ---
                                                                        ----------------------------------------------------
Adjusted weighted average shares outstanding - Diluted............           18,699,731       17,487,443        17,158,292


Additionally, during 1997 the Company had convertible debentures outstanding. The principal balance of all debentures outstanding was redeemed during October 1997. The principal balance of the debentures at December 31, 1996 was $61,310,000 and was convertible prior to maturity at a conversion price equal to $22.23 per share. Conversion of these debentures would have had the effect of increasing earnings per share for 1997, and as such, conversion was not assumed in the above calculation.

The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the common shares for the year and, therefore, the effect would be antidilutive:

                                                        1999              1998                 1997
                                           ---------------------------------------------------------
Number of options....................                848,000             563,000              86,000
Range of exercise prices.............          $11.25-$14.78       $13.31-$14.78       $13.81-$13.88


Note 17:  QUARTERLY RESULTS OF OPERATIONS

The following is a summary of quarterly financial information for the last two years:


Unaudited                                                                                Quarters
                                                               -------------------------------------------------------------
(In thousands, except per share and share data)                       First          Second          Third       Fourth
----------------------------------------------------------------------------------------------------------------------------

1999
----

TOTAL REVENUES................................................      $  13,653       $  14,696      $  14,177   $  16,172
                                                                    ---------       ---------      ---------   ---------
                                                                    ---------       ---------      ---------   ---------
INCOME BEFORE GAINS ON SALES OF REAL
   ESTATE INVESTMENTS, MINORITY INTEREST
   AND EXTRAORDINARY ITEM.....................................      $   3,224       $   3,440      $   3,318   $   4,582
                                                                    ---------       ---------      ---------   ---------
                                                                    ---------       ---------      ---------   ---------

NET INCOME....................................................      $   2,821       $   5,154      $   5,230   $   6,609
                                                                    ---------       ---------      ---------   ---------
                                                                    ---------       ---------      ---------   ---------

BASIC EARNINGS PER SHARE......................................         $ 0.17          $ 0.30         $ 0.30      $ 0.38
DILUTED EARNINGS PER SHARE....................................         $ 0.17          $ 0.30         $ 0.30      $ 0.38

DIVIDENDS.....................................................         $ 0.28          $ 0.28         $ 0.28      $ 0.28
WEIGHTED AVERAGE NUMBER OF SHARES-BASIC.......................     17,217,894      17,222,814     17,227,916  17,233,056
WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED.....................     18,696,046      18,703,739     18,695,086  18,739,012

1998
----

Total revenues................................................      $  11,872       $  13,333      $  12,969   $  15,180
                                                                    ---------       ---------      ---------   ---------
                                                                    ---------       ---------      ---------   ---------

Income before gains on sales of real
   estate investments, minority interest
   and extraordinary item.....................................      $   2,391       $   2,659      $   2,737   $   3,354
                                                                    ---------       ---------      ---------   ---------
                                                                    ---------       ---------      ---------   ---------


Net income....................................................      $   2,391       $   2,629      $   2,737   $   5,859
                                                                    ---------       ---------      ---------   ---------
                                                                    ---------       ---------      ---------   ---------

Basic earnings per share......................................         $ 0.14          $ 0.15         $ 0.16      $ 0.34
Diluted earnings per share....................................         $ 0.14          $ 0.15         $ 0.16      $ 0.33

Dividends.....................................................         $ 0.28          $ 0.28         $ 0.28      $ 0.28
Weighted average number of shares-Basic.......................     17,194,402      17,204,313     17,210,772  17,214,244
Weighted average number of shares-Diluted.....................     17,266,092      17,269,357     17,249,265  18,195,271


Note 18:  COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, at December 31, 1999, the Company was committed to fund $34,207,000 on its $42 million note secured by a first deed of trust on the property under development.

As of December 31, 1999, the Company has entered into several new leases that call for approximately $1,515,000 in future real estate improvements and leasing commissions.

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

Western Properties Trust Schedule III - Real Estate and Accumulated Depreciation December 31, 1999 (In thousands except for dates of construction and acquisition and depreciable lives)


-------------------------------------------------------------------------------------------------------------------------
                    Column A                         Column B            Column C                      Column D
------------------------------------------------ --------------- -------------------------- -----------------------------
                                                                                               Cost capitalized/(sold)
                                                                   Initial cost to company    subsequent to acquisition
                                                                  ------------------------- -----------------------------



                                                                             Buildings and
                  Property Name                    Encumbrances     Land      Improvements        Land   Improvements
------------------------------------------------ --------------- ----------- -------------- ----------- -----------------
SHOPPING CENTER/RETAIL
Anderson Square, Anderson,  CA                                       $1,145       $2,125           $0         $450
Angel's Camp Town Center, Angels Camp,  CA                              580        4,447            0          148
Skypark Plaza Shopping Center, Chico,  CA                             2,854       10,454            0        2,292
Coalinga Shopping Center, Coalinga,  CA (2)                             816        2,144            0          977
Serra Center, Colma,  CA (30% interest)(1)                              433          914            0          459
Mercantile Row Shopping Center, Dinuba,  CA                           1,440        6,208            0           61
Dublin Shopping Center, Dublin,  CA                                       0            0            0           66
Laguna 99 Shopping Center, Elk Grove,  CA                             2,791       11,194            0           20
Northridge Shopping Center, Fair Oaks,  CA                            1,666        6,830            0          661
Commonwealth Square Shopping Center, Folsom,  CA                      3,312       13,022            0          866
Victorian Walk Shopping Center, Fresno,  CA (2)                       1,120        7,356            0          234
Country Gables Shopping Center, Granite Bay,  CA                      2,704       12,684            0          919
Pinecreek Shopping Center, Grass Valley,  CA                          2,725       16,741            0          145
Heritage Oak Shopping Center, Gridley,  CA (2)                        1,603        3,597            0          367
Centennial Plaza Shopping Center, Hanford,  CA                        2,225        8,935            0           83
Plaza 580 Shopping Center, Livermore,  CA                             2,941       11,768          403          773
Canal Farms Shopping Center, Los Banos,  CA                           1,180        6,904            0          594
Mission Ridge Shopping Center, Manteca,  CA                           2,373        9,552            0          161
Century Center, Modesto, CA                                           2,950       14,568            0           80
Currier Square Shopping Center, Oroville,  CA (2)                     2,025        7,203            0          967
Eastridge Plaza Shopping Center, Porterville,  CA                       939        4,390            0          386
Belle Mill Landing, Red Bluff,  CA (2)                                2,247        6,043            0        1,957
Cobblestone Shopping Center, Redding,  CA                             2,375        7,969            0          236
On Broadway, Redwood City, CA                                             0            0            0          455
Kmart Center, Sacramento,  CA                                         1,875        3,116            0          665
Elverta Crossing Shopping Center, Sacramento,  CA                     3,370        7,477            0          698
Heritage Park Shopping Center, Suisun,  CA                            3,575       12,187            0          772
Heritage Place Shopping Center, Tulare,  CA                           1,427        7,117            0          531
Blossom Valley Plaza, Turlock,  CA                                    2,448        8,315            0          465
Ukiah Crossroads Shopping Center, Ukiah,  CA (2)                      1,925        8,119            0          362
Park Place Shopping Center,  Vallejo,  CA                             3,850       11,291          109        1,123
Former Cal Fed Site, Walnut Creek, CA                                 5,659        2,818            0          101
Lakewood Village, Windsor, CA                             9,808       4,175       16,761            0           23
Yreka Junction, Yreka,  CA                                            1,350        5,846          288        2,087
Raley's Shopping Center, Yuba City,  CA                               2,101        5,151            0        1,823
Eagle Station Shopping Center, Carson City,  NV                       1,735        7,585            0          378

Elko Junction Shopping Center, Elko,  NV                              2,516        7,631         (184)       6,524

     continued on next page


                                                  -------------------------------------------------------------------------------
                                                                         Column E                        Column F      Column G
                                                  ---------------------------------------------------- ------------- ------------

                                                     Gross amount at which carried at close of period.
                                                  ----------------------------------------------------
                                                                                  Properties
                                                                                  Operating
                                                                                 under Direct
                                                                 Buildings and    Financing            Accumulated     Date of
                                                       Land       Improvements      Leases      Total  Depreciation  Construction
                                                  -------------- --------------- ------------- ------- ------------- ------------
SHOPPING CENTER/RETAIL
Anderson Square, Anderson,  CA                            $1,145       $2,575                    $3,720   $1,018         1979
Angel's Camp Town Center, Angels Camp,  CA                   580        4,595                     5,175    1,982         1986
Skypark Plaza Shopping Center, Chico,  CA                  2,854       12,746                    15,600    4,548      1985/1991
Coalinga Shopping Center, Coalinga,  CA (2)                  816        3,121                     3,937    1,359         1977
Serra Center, Colma,  CA (30% interest)(1)                   433        1,373                     1,806      813         1972
Mercantile Row Shopping Center, Dinuba,  CA                1,440        6,269                     7,709    1,866         1990
Dublin Shopping Center, Dublin,  CA                            0           66                        66        0         1990
Laguna 99 Shopping Center, Elk Grove,  CA                  2,791       11,214                    14,005    2,038         1993
Northridge Shopping Center, Fair Oaks,  CA                 1,666        7,491                     9,157    1,347      1958/1986
Commonwealth Square Shopping Center, Folsom,  CA           3,312       13,888                    17,200    4,289      1988/1997
Victorian Walk Shopping Center, Fresno,  CA (2)            1,120        7,590                     8,710    2,683         1988
Country Gables Shopping Center, Granite Bay,  CA           2,704       13,603                    16,307    3,924         1988
Pinecreek Shopping Center, Grass Valley,  CA               2,725       16,886                    19,611    2,889         1988
Heritage Oak Shopping Center, Gridley,  CA (2)             1,603        3,964                     5,567    1,461         1981
Centennial Plaza Shopping Center, Hanford,  CA             2,225        9,018                    11,243    1,636         1991
Plaza 580 Shopping Center, Livermore,  CA                  3,344       12,541                    15,885    2,223      1993/1996
Canal Farms Shopping Center, Los Banos,  CA                1,180        7,498                     8,678    2,927         1988
Mission Ridge Shopping Center, Manteca,  CA                2,373        9,713                    12,086    1,768         1993
Century Center, Modesto, CA                                2,950       14,648                    17,598      942         1979
Currier Square Shopping Center, Oroville,  CA (2)          2,025        8,170                    10,195    2,732      1969/1989
Eastridge Plaza Shopping Center, Porterville,  CA            939        4,776                     5,715    1,878         1985
Belle Mill Landing, Red Bluff,  CA (2)                     2,247        8,000                    10,247    2,937    1982/1987/1994
Cobblestone Shopping Center, Redding,  CA                  2,375        8,205                    10,580    3,113         1984
On Broadway, Redwood City, CA                                  0          455                       455        0
Kmart Center, Sacramento,  CA                              1,875        3,781                     5,656    1,638      1964/1986
Elverta Crossing Shopping Center, Sacramento,  CA          3,370        8,175                    11,545    2,245      1991/1993
Heritage Park Shopping Center, Suisun,  CA                 3,575       12,959                    16,534    4,007         1989
Heritage Place Shopping Center, Tulare,  CA                1,427        7,648                     9,075    3,177         1986
Blossom Valley Plaza, Turlock,  CA                         2,448        8,780                    11,228    2,659      1988/1991
Ukiah Crossroads Shopping Center, Ukiah,  CA (2)           1,925        8,481                    10,406    2,911         1986
Park Place Shopping Center,  Vallejo,  CA                  3,959       12,414                    16,373    3,978         1987
Former Cal Fed Site, Walnut Creek, CA                      5,659        2,919                     8,578        4      1993/1995
Lakewood Village, Windsor, CA                              4,175       16,784                    20,959    1,039      1993/1995
Yreka Junction, Yreka,  CA                                 1,638        7,933                     9,571    2,347      1984/1997
Raley's Shopping Center, Yuba City,  CA                    2,101        6,974                     9,075    2,391      1963/1984
Eagle Station Shopping Center, Carson City,  NV            1,735        7,963                     9,698    2,637         1982
                                                                                                                    1986/1991/1994
Elko Junction Shopping Center, Elko,  NV                   2,332       14,155                    16,487    3,394      1996/1997

     continued on next page


                                                  --------- ---------------
                                                  Column H     Column I
                                                  --------- ---------------
                                                             Life on which
                                                              depreciation
                                                              in the latest
                                                                 income
                                                    Date      statement is
                                                  Acquired      computed
                                                  --------- ----------------
SHOPPING CENTER/RETAIL
Anderson Square, Anderson,  CA                       1987      5 to 31
Angel's Camp Town Center, Angels Camp,  CA           1985      5 to 31
Skypark Plaza Shopping Center, Chico,  CA            1988      3 to 31
Coalinga Shopping Center, Coalinga,  CA (2)          1987      3 to 31
Serra Center, Colma,  CA (30% interest)(1)        1973/1988    6 to 31
Mercantile Row Shopping Center, Dinuba,  CA          1990      3 to 31
Dublin Shopping Center, Dublin,  CA                  1990        10
Laguna 99 Shopping Center, Elk Grove,  CA            1994      3 to 32
Northridge Shopping Center, Fair Oaks,  CA           1994      5 to 31
Commonwealth Square Shopping Center, Folsom,  CA     1990      3 to 31
Victorian Walk Shopping Center, Fresno,  CA (2)      1988      5 to 31
Country Gables Shopping Center, Granite Bay,  CA     1991      3 to 31
Pinecreek Shopping Center, Grass Valley,  CA         1989      3 to 31
Heritage Oak Shopping Center, Gridley,  CA (2)       1987      1 to 31
Centennial Plaza Shopping Center, Hanford,  CA       1994      3 to 31
Plaza 580 Shopping Center, Livermore,  CA         1994/1996    4 to 31
Canal Farms Shopping Center, Los Banos,  CA          1986      3 to 32
Mission Ridge Shopping Center, Manteca,  CA          1994      5 to 31
Century Center, Modesto, CA                          1998      1 to 31
Currier Square Shopping Center, Oroville,  CA (2)    1989      2 to 31
Eastridge Plaza Shopping Center, Porterville,  CA    1985      3 to 35
Belle Mill Landing, Red Bluff,  CA (2)               1987      3 to 31
Cobblestone Shopping Center, Redding,  CA            1988      3 to 31
On Broadway, Redwood City, CA
Kmart Center, Sacramento,  CA                        1986      3 to 31
Elverta Crossing Shopping Center, Sacramento,  CA    1990      3 to 31
Heritage Park Shopping Center, Suisun,  CA           1990      3 to 31
Heritage Place Shopping Center, Tulare,  CA          1987      2 to 31
Blossom Valley Plaza, Turlock,  CA                   1990      3 to 31
Ukiah Crossroads Shopping Center, Ukiah,  CA (2)     1989      2 to 31
Park Place Shopping Center,  Vallejo,  CA            1990      3 to 31
Former Cal Fed Site, Walnut Creek, CA                1998        31
Lakewood Village, Windsor, CA                        1998      5 to 31
Yreka Junction, Yreka,  CA                        1990/1997    5 to 31
Raley's Shopping Center, Yuba City,  CA              1986      3 to 40
Eagle Station Shopping Center, Carson City,  NV      1989      3 to 31

Elko Junction Shopping Center, Elko,  NV          1988/1993    3 to 31

     continued on next page



-------------------------------------------------------------------------------------------------------------------------
                    Column A                         Column B            Column C                      Column D
------------------------------------------------ --------------- -------------------------- -----------------------------
                                                                                               Cost capitalized/(sold)
                                                                   Initial cost to company    subsequent to acquisition
                                                                  ------------------------- -----------------------------


                                                                             Buildings and
                  Property Name                    Encumbrances     Land      Improvements        Land   Improvements
------------------------------------------------ --------------- ----------- -------------- ----------- -----------------
SHOPPING CENTER/RETAIL
Dodge Center,  Fallon,  NV (2)                                          405        1,595            0           32
Caughlin Ranch Shopping Center, Reno,  NV                             2,950        7,123            0          468
North Hills Shopping Center, Reno,  NV (2)                            5,406        6,911         (304)         282
Blaine International Center, Blaine, WA                               1,509        6,102            0          131
                                                  -----------------------------------------------------------------------
                    Total Shopping Center/Retail          9,808      88,720      300,193          312       29,822

SINGLE TENANT/RETAIL
Kmart, Napa,  CA                                                                                               415
Raley's Supermarket, Fallon,  NV (2)                                  1,000        3,220            0            0
West Town, Winnemuca,  NV                                               130        3,386            0            0
                                                  -----------------------------------------------------------------------
                    Total Single Tenant/Retail                0       1,130        6,606            0          415

COMMERCIAL
Coast Savings & Loan, Monterey,  CA (2)                                 911        2,189            0            0
Redwood II, Petaluma,  CA (2)                                         1,017        3,052            0          814
Coast Savings & Loan (Taraval St), San Francisco,  CA (2)               366        1,824            0            0
3450 California St., San Francisco,  CA (2)                           1,450        1,159            0          279
Viking Freight Systems, Santa Clara,  CA                                548            0            0            0
Coast Savings & Loan, Santa Cruz,  CA (2)                               205          823            0            0
                                                  -----------------------------------------------------------------------
                    Total Commercial                          0       4,497        9,047            0        1,093

                                                  -----------------------------------------------------------------------
                    Total All Properties                 $9,808     $94,347     $315,846         $312      $31,330
                                                  -----------------------------------------------------------------------
                                                  -----------------------------------------------------------------------

                                                  -------------------------------------------------------------------------------
                                                                         Column E                        Column F      Column G
                                                  ---------------------------------------------------- ------------- ------------
                                                     Gross amount at which carried at close of period.
                                                  ----------------------------------------------------
                                                                                  Properties
                                                                                  Operating
                                                                                 under Direct
                                                                 Buildings and    Financing            Accumulated     Date of
                                                       Land       Improvements      Leases      Total  Depreciation  Construction
                                                  -------------- --------------- ------------- ------- ------------- ------------
SHOPPING CENTER/RETAIL
Dodge Center,  Fallon,  NV (2)                               405        1,627                     2,032    1,224       1976
Caughlin Ranch Shopping Center, Reno,  NV                  2,950        7,591                    10,541    2,215    1990/1991
North Hills Shopping Center, Reno,  NV (2)                 5,102        7,193                    12,295    2,605       1986
Blaine International Center, Blaine, WA                    1,509        6,233                     7,742      253       1991
                                                  --------------------------------------------------------------
                    Total Shopping Center/Retail          89,032      330,015            0      419,047   89,097

SINGLE TENANT/RETAIL
Kmart, Napa,  CA                                               0          415            0          415        0       1964
Raley's Supermarket, Fallon,  NV (2)                       1,000        3,220                     4,220      805       1991
West Town, Winnemuca,  NV                                    130        3,386                     3,516    2,003    1978/1991
                                                  --------------------------------------------------------------
                    Total Single Tenant/Retail             1,130        7,021            0        8,151    2,808

COMMERCIAL
Coast Savings & Loan, Monterey,  CA (2)                      911        2,189                     3,100    1,182       1963
Redwood II, Petaluma,  CA (2)                              1,017        3,866                     4,883      952       1985
Coast Savings & Loan (Taraval St), San Francisco, CA (2)     366        1,824                     2,190      985       1975
3450 California St., San Francisco,  CA (2)                1,450        1,438                     2,888      735    1957/1987
Viking Freight Systems, Santa Clara,  CA                     548            0          863        1,411 N/A            1978
Coast Savings & Loan, Santa Cruz,  CA (2)                    205          823                     1,028      269       1980
                                                  --------------------------------------------------------------
                    Total Commercial                       4,497       10,140          863       15,500    4,123

                                                  --------------------------------------------------------------
                    Total All Properties                 $94,659     $347,176         $863     $442,698  $96,028
                                                  --------------------------------------------------------------
                                                  --------------------------------------------------------------


                                                  --------- ---------------
                                                  Column H     Column I
                                                  --------- ---------------
                                                             Life on which
                                                              depreciation
                                                              in the latest
                                                                 income
                                                    Date      statement is
                                                  Acquired      computed
                                                  --------- ----------------
SHOPPING CENTER/RETAIL
Dodge Center,  Fallon,  NV (2)                       1977        31
Caughlin Ranch Shopping Center, Reno,  NV            1990      3 to 31
North Hills Shopping Center, Reno,  NV (2)        1988/1993    3 to 31
Blaine International Center, Blaine, WA              1998        31

                    Total Shopping Center/Retail

SINGLE TENANT/RETAIL
Kmart, Napa,  CA                                     1966        N/A
Raley's Supermarket, Fallon,  NV (2)                 1991        31
West Town, Winnemuca,  NV                            1978     25 to 31

                    Total Single Tenant/Retail

COMMERCIAL
Coast Savings & Loan, Monterey,  CA (2)              1985        25
Redwood II, Petaluma,  CA (2)                        1989      5 to 31
Coast Savings & Loan (Taraval St), San Francisco,    1985        25
3450 California St., San Francisco,  CA (2)          1987     10 to 31
Viking Freight Systems, Santa Clara,  CA             1978        N/A
Coast Savings & Loan, Santa Cruz,  CA (2)            1986        40

                    Total Commercial


                    Total All Properties


(1) Serra Center is encumbered by a note and deed of trust under which the 70% co-owner is the borrower.

(2)  Western is holding this property for sale.

(3) The aggregate cost or adjusted basis of rental property for federal income tax purposes reconciles to the amount reflected in the financial statements at December 31, 1999 as follows:

         Basis for federal income tax purposes                     336,842

         Direct financing leases capitalized for financial
         reporting purposes                                         (3,153)

         Reduction in tax basis for deferred gains on
         condemnation and other sales and discharge of
         indebtedness                                                7,164

         Miscellaneous differences                                     (21)
                                                              -------------
         Financial statement reporting basis                       340,832
                                                              -------------
                                                              -------------

WESTERN PROPERTIES TRUST
1999 BUILDING IMPROVEMENT AND LEASING RELATED COST ADDITIONS (Unaudited)


NAME                                 LOCATION                          BUILDING                   LEASING
----                                 --------                         IMPROVEMENT               RELATED COST
                                                                      -----------               ------------
          SHOPPING CENTERS / RETAIL
          -------------------------
ANDERSON SQUARE                      ANDERSON, CA                          $75                         $0
BLAINE INTERNATIONAL CENTER          BLAINE, WA                             17                         20
EAGLE STATION                        CARSON CITY, NV                       155                         13
SKYPARK PLAZA                        CHICO, CA                              32                          -
COALINGA                             COALINGA, CA                           18                          -
MERCANTILE ROW                       DINUIBA, CA                            (3)                         -
DUBLIN                               DUBLIN, CA                             66                          -
LAGUNA 99 PLAZA                      ELK GROVE, CA                           4                          -
ELKO JUNCTION                        ELKO, NV                               21                          -
NORTHRIDGE                           FAIR OAKS, CA                         486                          -
COMMONWEALTH SQUARE                  FOLSOM, CA                             20                          -
VICTORIAN WALK                       FRESNO, CA                             12                          -
COUNTRY GABLES                       GRANITE BAY, CA                       109                          7
PINECREEK                            GRASS VALLEY, CA                       21                          5
HERITAGE OAK                         GRIDLEY, CA                           249                         20
CENTENNIAL PLAZA                     HANFORD, CA                             -                         14
PLAZA 580                            LIVERMORE, CA                           7                          5
CENTURY CENTER                       MODESTO, CA                           119                          4
NAPA                                 NAPA, CA                              305                        150
CURRIER SQUARE                       OROVILLE, CA                            6                          4
EASTRIDGE PLAZA                      PORTERVILLE, CA                       321                          7
BELLE MILL LANDING                   RED BLUFF, CA                          30                         14
COBBLESTONE                          REDDING, CA                             8                          -
ON BROADWAY                          REDWOOD CITY                          455                          -
NORTH HILLS                          RENO, NV                              192                          7
CAUGHLIN RANCH                       RENO, NV                               25                         16
KMART CENTER                         SACRAMENTO, CA                         15                          5
ELVERTA CROSSING                     SACRAMENTO, CA                         21                          -
HERITAGE PARK                        SUISUN, CA                            360                          4
HERITAGE PLACE                       TULARE, CA                              7                          -
BLOSSOM VALLEY PLAZA                 TURLOCK, CA                            26                          -
CROSSROADS                           UKIAH, CA                              14                          -
PARK PLACE                           VALLEJO, CA                            10                          1
OLYMPIC PLACE                        WALNUT CREEK                           71                          -
LAKEWOOD VILLAGE                     WINDSOR                                23                          -
YREKA JUNCTION                       YREKA, CA                           1,016                         19
RALEY'S CENTER                       YUBA CITY, CA                         408                          -
                                                                       --------                    -------

          SUBTOTAL - SHOPPING CENTERS / RETAIL                         $ 4,721                      $ 315
                                                                       --------                    -------


             COMMERCIAL
             ----------

PETALUMA OFFICE BUILDING             PETALUMA, CA                           $1                         $0
HEALD COLLEGE                        MILPITAS, CA                           50                          -
                                                                       --------                    -------

          SUBTOTAL - COMMERCIAL                                           $ 51                      $   -
                                                                       --------                    -------

               TOTAL                                                   $ 4,772                      $ 315
                                                                       --------                    -------
                                                                       --------                    -------


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

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the trustees and executive officers of the Company is incorporated by reference to the section entitled "Trustees and Executive Officers" of the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 11, 2000, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Information with respect to executive compensation is incorporated by reference to the sections entitled "Compensation of Trustees", "Compensation of Executive Officers", "Compensation Pursuant to Plans or Arrangements", "Stock Option Grants and Exercises" and "Report of Compensation Committee on Executive Compensation" of the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 11, 2000, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Ownership of Shares" of the Company's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 11, 2000, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, pursuant to General Instruction G to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following table details Officer loans with the Company as of December 31, 1999:


         Name                Amounts           Maturity Date       Interest Rate
     -----------------------------------------------------------------------------
     Brad Blake          $ 399,831 (1)        February 28, 2001           5.58%
     Dennis Ryan           240,000 (1)        February 28, 2001           5.58%
     Josh Smith            199,959 (1)        February 28, 2001           5.58%
     Jerry Hunt            200,000 (1)        February 28, 2001           5.58%
     Brad Blake            283,750 (2)         October 30, 2008           7.50%
     Dennis Ryan           283,750 (2)         October 30, 2008           7.50%
     -----------------------------------------------------------------------------
                          $1,607,290
     -----------------------------------------------------------------------------
     -----------------------------------------------------------------------------

     (1) The loan proceeds were used to fund the purchase of Company shares of beneficial ownership by these individuals in order to increase their ownership in the Company and to more closely align their interests with those of the shareholders. The loans bear interest at a rate of 5.58% per annum (equal to the Applicable Federal Rate in effect on the date the promissory notes were issued), are recourse and are secured by a pledge of certain shares of beneficial ownership of the Company.

     (2) The loan proceeds were used to fund their acquisition of the common stock of Western Real Estate Services, Inc. (WRESI), in which the Company has a 97% economic interest. WRESI was formed to facilitate the acquisition of Kienow's (see Note 5 to the consolidated financial statements).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


      (a) 1.  Consolidated Financial Statements - Included in Item 8      PAGE
                                                                          ----
              Independent Auditors' Report                                  37
              Consolidated Balance Sheets - December 31, 1999 and 1998      38
              For the Years Ended
                 December 31, 1999, 1998 and 1997:
                     Consolidated Statements of Income                      39
                     Consolidated Statements of Shareholders' Equity        40
                     Consolidated Statements of Cash Flows                  41
                     Notes to Consolidated Financial Statements             42

          2.  Financial Statement Schedule III:  Real Estate and
              Accumulated Depreciation                                   61-62

          3.  Additional Information:  1999 Building Improvement
              and Leasing Related Cost Additions (unaudited)                63




     (b)  1.  Reports on Form 8-K.                                        PAGE
                                                                          ----
              Form 8-K dated August 19, 1999 contained an Item 5
              disclosure announcing the Company's name change
              from Western Investment Real Estate Trust to
              Western Properties Trust.

 (c)    Exhibits.

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



                                                                          PAGE
                                                                          ----
     (10.2)** Compensation Agreement (filed as Exhibit 10.3 to
              Registrant's 10-K for the fiscal year ended
              December 31, 1997, and incorporated herein by
              reference).

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

     (10.7)** Management Contract (filed as Exhibit 10.7 to
              Registrant's 10-Q for the quarter ended September
              30, 1999, and incorporated herein by reference.

     (10.8)*  Agreement of Limited Partnership of Western Pinecreek,
              L.P. dated November 17, 1999.

     (12)*    Computation of Ratio of Earnings to Fixed Charges for
              the year ended December 31, 1999, 1998, 1997, 1996, 1995.     69

     (23) *   Consent of Independent Certified Public Accountants           70


     (27) *   Financial Data Schedule

----------
*        Filed with this report.
**       Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

WESTERN PROPERTIES TRUST

(Registrant)

                                     By:         s/ Dennis D. Ryan
                                         -------------------------------------
                                                 Dennis D. Ryan
                                                 Executive Vice President,
                                                    Chief Financial Officer
Dated:   March  27, 2000                            and Trustee
         ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                      DATE
---------                                -----                      ----

s/Bradley N. Blake           Chairman, President,              March 27, 2000
-------------------------       Chief Executive
Bradley N. Blake                Officer and Trustee

s/Dennis D. Ryan             Executive Vice President,         March 27, 2000
-------------------------       Chief Financial Officer
Dennis D. Ryan                  and Trustee

s/Joseph Colmery             Trustee                           March 27, 2000
-------------------------
Joseph Colmery

s/L. Michael Foley           Trustee                           March 27, 2000
-------------------------
L. Michael Foley

s/Reginald B. Oliver         Trustee                           March 27, 2000
-------------------------
Reginald B. Oliver

s/James L. Stell             Trustee                           March 27, 2000
-------------------------
James L. Stell
