Form 10-Q
period 2000-03-31
WESTERN PROPERTIES TRUST
filed 2000-05-10
CIK 106135

                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



                                          FORM 10-Q



            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934


                              For the Quarter ended MARCH 31, 2000

                                               OR

            [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                               Commission File Number 001-08723


                                    WESTERN PROPERTIES TRUST
                                    ------------------------
                   (Exact name of registrant as specified in its charter)

                    CALIFORNIA                              94-6100058
        -------------------------------                   -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)


        2200 POWELL ST., STE. 600, EMERYVILLE, CA              94608
        -----------------------------------------           ----------
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

             Shares of Beneficial Interest, No Par Value - 17,245,917 shares as of April 30, 2000

                                      WESTERN PROPERTIES TRUST

                                           INDEX TO 10-Q


                                                                                     Page
                                                                                     ----


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)                                  3

        Consolidated Balance Sheets - March 31, 2000, and December 31, 1999            4

        Consolidated Statements of Income - Three months ended March 31, 2000,
        and 1999                                                                       5

        Consolidated Statements of Shareholders' Equity - Three months ended
        March 31, 2000 and year ended December 31, 1999                                6

        Consolidated Statements of Cash Flows - Three months ended
        March 31, 2000, and 1999                                                       7

        Notes to Consolidated Financial Statements                                  8-18

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                        19-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk                    23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                             24

Item 2. Changes in Securities and Use of Proceeds                                     24

Item 3. Defaults of Senior Securities                                                 24

Item 4. Submission of Matters to a Vote of Security Holders                           24

Item 5. Other Information                                                             24

Item 6. Exhibits and Reports on Form 8-K                                           24-25

SIGNATURE                                                                             26

                         PART I.  FINANCIAL INFORMATION

                  Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS                       WESTERN PROPERTIES TRUST
------------------------------------------------------------------------------
(Unaudited)



ASSETS                                                     MARCH 31,      December 31,
                                                             2000             1999
                                                        ---------------------------------
                                                        (In thousands, except share data)


Real estate investments:
   Real estate properties............................   $ 356,291        $ 354,690
   Less accumulated depreciation and amortization....     (75,961)         (73,189)
                                                        ---------        ---------
                                                          280,330          281,501

   Real estate properties held for sale..............      60,691           81,697
   Less accumulated depreciation and amortization....     (16,961)         (22,839)
                                                        ---------        ---------
                                                           43,730           58,858
    Real estate under development....................       6,793            6,311
    Unconsolidated real estate subsidiary............      46,431           46,963
    Mortgage notes receivable........................      23,617           17,229
       Net real estate investments...................     400,901          410,862

Cash and cash equivalents............................         653            2,219
Accounts receivable, exchange escrow and
 other assets........................................      16,451           13,055
Deferred debt issuance costs, net....................       1,006            1,130
                                                        ---------        ---------
                                                        $ 419,011        $ 427,266
                                                        =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line............................................  $   74,500       $   84,520
Senior notes, net....................................     124,829          124,822
Mortgage payable.....................................       9,755            9,808
                                                        ---------        ---------
                                                          209,084          219,150

Interest payable.....................................       1,266            3,561
Prepaid rents and security deposits..................       2,227            2,288
Other liabilities....................................       3,942            2,939
                                                        ---------        ---------
                                                            7,435            8,788
                                                        ---------        ---------
   Total liabilities.................................     216,519          227,938
                                                        ---------        ---------
Minority interests...................................      18,699           18,699

Shareholders' equity:

   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding.                         --               --
   Shares of beneficial interest, no par value,

      Unlimited share authorization.

      Issued and outstanding:
             March 31, 2000 - 17,243,337 shares
             December 31, 1999 - 17,236,470 shares..      242,615           242,269
   Accumulated dividends in excess of net income....      (58,822)          (61,640)
                                                        ---------         ---------

   Total shareholders' equity.......................      183,793           180,629
                                                        ---------         ---------
                                                         $419,011         $ 427,266
                                                        =========         =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME                     WESTERN PROPERTIES TRUST
------------------------------------------------------------------------------
(Unaudited)




                                                                     Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                    2000             1999
                                                               --------------------------------
                                                                 (In thousands,
                                                               except share and per share data)

REVENUES:
   Minimum rents...........................................    $      11,354     $      11,068
   Percentage rents........................................              271               237
   Recoveries from tenants.................................            1,782             1,780
   Interest income.........................................              450               442
   Income from unconsolidated real estate subsidiary.......              511                 7
   Other income............................................              222               119
                                                               -------------     -------------
Total revenues.............................................           14,590            13,653
                                                               -------------     -------------
EXPENSES:
   Interest................................................            3,802             3,534
   Property operating costs................................            1,876             1,914
   Depreciation and amortization...........................            2,649             2,948
   Other operating expenses................................            1,501             1,328
   General and administrative..............................              956               705
                                                               -------------     -------------
Total expenses.............................................           10,784            10,429
                                                               -------------     -------------

   Income before gains on sales of real estate properties..            3,806             3,224

   Gains on sales of real estate properties................            4,256                --
                                                               -------------     -------------
   Income before minority interest.........................            8,062             3,224

   Minority interest.......................................              401               403
                                                               -------------     -------------
   Net income..............................................    $       7,661     $       2,821
                                                               =============     =============
Basic earnings per share data:
   Net income                                                  $        0.44     $        0.16
                                                               =============     =============
Diluted earnings per share data:
   Net income                                                  $        0.43     $        0.16
                                                               =============     =============

Cash dividends paid per share..............................    $        0.28     $        0.28
                                                               =============     =============

Weighted average number of shares outstanding--Basic.......       17,238,474        17,217,894
                                                               =============     =============
Weighted average number of shares outstanding--Diluted.....       18,813,249        17,263,682
                                                               =============     =============


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY        WESTERN PROPERTIES TRUST
-------------------------------------------------------------------------------
(Unaudited)

                       Three Months Ended March 31, 2000,
                        and Year Ended December 31, 1999
                       (In thousands, except share data)





                                                                         Accumulated
                                                                          Dividends        Total
                                                     Shares of           in Excess of      Share-
                                                Beneficial Interest          Net          holders'
                                                Number       Amount        Income          Equity
                                                ------------------------------------------------------

Balance, January 1, 1999.......................  17,216,550    $241,741    $(62,117)        $179,624

Shares issued under restricted stock plan......      19,920         268          --              268
Loan forgiveness...............................          --         260          --              260
Net income.....................................          --          --      19,814           19,814
Cash dividends paid............................          --          --     (19,337)         (19,337)
                                                 ----------    --------    --------         --------
Balance, December 31, 1999.....................  17,236,470     242,269     (61,640)         180,629

Shares issued under restricted stock plan......       6,867          86          --               86
Loan forgiveness...............................          --         260          --              260
Net income.....................................          --          --       7,661            7,661
Cash dividends paid............................          --          --      (4,843)          (4,843)
                                                 ----------    --------    --------         --------

BALANCE, MARCH 31, 2000........................  17,243,337    $242,615   $ (58,822)        $183,793
                                                 ==========    ========   =========         ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENTS OF CONSOLIDATED STATEMENTS OF CASH FLOWS     WESTERN PROPERTIES TRUST
--------------------------------------------------------------------------------
(Unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                               2000         1999
                                                            -----------------------
                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................     $   7,661       $   2,821
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Minority interest.................................           401             403
     Depreciation and amortization.....................         2,649           2,948
     Amortization of deferred debt issuance costs......           131             111
     Gains on sales of real estate investments.........        (4,256)             --
     Earned compensation on restricted stock plan......            86              28
     (Decrease) increase in accounts receivable and
       other assets....................................           549             (75)
     Increase in deferred rent receivable..............           (84)           (129)
     Decrease in interest payable......................        (2,295)         (2,363)
     Increase in prepaid rents and security deposits
       and other liabilities...........................           185             192
     Loan forgiveness..................................           260             260
                                                            ---------        --------
     Net cash provided by operating activities.........         5,287           4,196
                                                            ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sales of real estate investments......        19,967              --
   Investment in mortgage note receivable..............          (638)           (377)
   Investment in unconsolidated real estate subsidiary.           547             190
   Deposits into exchange escrow.......................        (4,702)             --
   Improvements of real estate investments:
      Build-to-suit developments.......................            (8)             --
      New leases.......................................        (1,003)           (376)
      General..........................................          (174)           (121)
      Development......................................          (460)             --
   Recovery of investment in direct financing leases...            33              52
                                                            ---------        --------
      Net cash provided by (used in) investing
        activities.....................................         8,464            (632)
                                                            ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Advances on bank line of credit...................        13,905          14,300
     Principal payments on bank line of credit.........       (23,925)        (12,600)
     Principal payments on mortgage note payable.......           (53)            (49)
     Deferred long term issuance costs.................            --             (21)
     Cash distributions to minority interest...........          (401)           (403)
     Cash dividends paid...............................        (4,843)         (4,834)
                                                            ---------        --------
        Net cash used in financing activities..........       (15,317)         (3,607)
                                                            ---------        --------
   Net decrease in cash and cash equivalents......             (1,566)            (43)
     Cash and cash equivalents, at the beginning of
       period..........................................         2,219           1,512
                                                            ---------        --------
     Cash and cash equivalents, at the end of period...     $     653       $   1,469
                                                            =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest net of
     capitalized interest of $314,000 in 2000 and
     $383,000 in 1999..................................    $   5,966        $   5,786
                                                           =========        =========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
     Net note received in connection with sale of real
     estate investments ...............................    $   5,098        $      --
                                                           =========        =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    WESTERN PROPERTIES TRUST

                          Notes to Consolidated Financial Statements

                                        March 31, 2000
                                          (Unaudited)


Note A: ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

(A)    DESCRIPTION OF ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Founded in 1962, Western Properties Trust ("WPT") and its affiliates own and operate community and neighborhood shopping centers located in the western United States. The corporate office of the self-administered equity real estate investment trust is in the San Francisco Bay Area city of Emeryville, California. These shares are traded on the American Stock Exchange under the symbol "WIR".

Western Properties Trust's consolidated financial statements include the accounts of the following entities: WPT; Western/Kienow's L.P., a Delaware limited partnership; Western Pinecreek L.P., a Delaware limited partnership; GW100, a general partnership; and WPT's wholly owned subsidiary, WIRET
Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "Western"). These entities comprise all of the subsidiaries over which WPT exercises direct or indirect voting control. Western is in the business of acquiring, managing, leasing and developing retail and commercial properties. WPT is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of March 31, 2000. WPT is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of March 31, 2000.

Through an unconsolidated real estate subsidiary, Western owns 11 properties comprising approximately 465,497 square feet of retail gross leasable area ("GLA"). Throughout this Form 10Q reference to the unconsolidated real estate subsidiary is a reference to this 11 property portfolio. The properties in this portfolio generally consist of the remaining Kienow's Food Stores, Inc. properties, which were acquired by the unconsolidated real estate subsidiary in 1998.

The combined GLA of Western and its unconsolidated real estate subsidiary at March 31, 2000 was approximately 5.4 million square feet. At March 31, 2000, Western and its unconsolidated real estate subsidiary's real estate portfolio was comprised of 58 properties, 51 of which were retail properties.

(B)      BASIS OF PRESENTATION AND USE OF ESTIMATES

The consolidated financial statements included in this report have been prepared by Western, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Western's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

(C)      RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Financial Accounting Statement No. 133 (FASB
133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Western will adopt FASB 133 for interim periods beginning in 2001, the effective date of FASB 133, as amended. Management believes that the adoption of this Statement will not have a material impact on Western's consolidated financial statements.

Note B:  REAL ESTATE INVESTMENTS

At March 31, 2000, Western and its unconsolidated real estate subsidiary owned 58 properties, totaling 5.4 million leasable square feet. Included in this total are nine properties, which were held for sale and total 773,000 leasable square feet.

Occupancy percentages for Western's portfolios are as follows:



                            March 31, 2000    December 31, 1999     March 31, 1999
                            --------------    -----------------     --------------
Shopping centers              93.8%             93.7%                 92.7%
Single-tenant retail         100.0%            100.0%                 65.5%(1)
Commercial and other         100.0%             93.9%                 96.1%

Overall occupancy             94.2%             93.8%                 91.3%


Occupancy percentage is based on square footage leased as a percent of total leasable square feet.

(1) The Single-tenant retail occupancy rate reflects the January, 1999 expiration of the Kmart/Napa lease of 103,284 square feet, and vacancy thereof.

Western's shopping center development-in-progress, located in Walnut Creek, California, is not included in the above occupancy percentages.
Additionally, the 11 retail properties which are held through an unconsolidated subsidiary are not included in the above occupancy percentages due to the extensive retenanting and redevelopment taking place in these properties. Including the portfolio in the unconsolidated real estate subsidiary, overall occupancy would be 93.1%, 92.8% and 88.0% for March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

During the quarter ended March 31, 2000, Western sold four properties. Details are as follows:

- On March 17, 2000, Western sold an 11,892 square foot office building located in San Francisco, California, for $4,770,000, at a gain of $2,504,000. This property was formerly used as Western's headquarters. Western plans on using the sales proceeds of $4,702,000 from this disposition to purchase real estate through a tax-deferred exchange.

- On March 21, 2000, Western sold a 119,888 square foot shopping center located in Red Bluff, California, for $7,990,000, at a loss of $108,000.
  In connection with the sale, Western received a $5,750,000, 10% interest per annum, promissory note secured by a first deed of trust on the property. This note is due July 19, 2000. The cash sales proceeds of $2,129,000 were used to reduce the balance on the bank line (See Note C to the consolidated financial statements.)

- On March 28, 2000, Western sold a 13,350 square foot office building located in San Francisco, California, for $3,025,000, at a gain of $1,624,000. This property, located on Taraval Street, was leased to Washington Mutual. The cash sales proceeds of $2,839,000 were used to reduce the balance on the bank line.

- On March 29, 2000, Western sold a 41,728 square foot office building located in Petaluma, California, for $5,445,000, at a gain of $236,000. The cash sales proceeds of $5,169,000 were used to reduce the balance on the bank line.

The decrease during the quarter in the real estate properties held for sale portfolio is due to the above four sales as well as to a decision by Western to withdraw one property from the market. As such, one property was reclassified and is no longer included in the real estate property held for sale portfolio on the balance sheet.

Note C:  UNCONSOLIDATED REAL ESTATE SUBSIDIARY

In October 1998, Western acquired an interest in Kienow's Food Stores, Inc. ("Kienow's"), a Portland, Oregon-based grocery wholesaler and retailer, whose principal assets were its real estate properties comprising six shopping centers, four freestanding stores and eight non-core properties. Over the past 18 months, Western has been redeveloping and retenating the 10 core retail properties (six shopping center and four freestanding stores), encompassing 449,217 square feet of GLA, located in the greater Portland area. Western holds this interest through its unconsolidated real estate subsidiary. From inception to March 31, 2000, Western has capitalized $1,698,000 ($255,000 in 1998 and $1,299,000 in 1999) in interest in connection with the redevelopment of the retail properties.

As of March 31, 2000, Kienow's has executed eight anchor tenant leases and completed the disposition of all but one of the non-core properties in Oregon.

Note D: INVESTMENTS IN MORTGAGE LOANS

In connection with the sale of the shopping center located in Red Bluff, California, Western received a $5,750,000, 10% interest per annum, promissory note secured by a first deed of trust on the property. The maturity date of the promissory note is July 19, 2000.

Western's investments in mortgage loans is detailed below:


-------------------------------------------------------------------------------------------------------------------------------

                                                    MARCH 31      December 31                     Interest Rate
-------------------------------------------------------------------------------------------------------------------------------
                                                      2000           1999                          (per annum)
                                                      ----           ----                          -----------
                                                         (In thousands)
Loan on a retail property in Concord,
California, secured by a first deed of trust on
the property Western sold in 1997. Mortgage is
due August 2007...................................      $1,178           $1,236         8.5%  through August 31, 2002
                                                           ---              ---         9.0%  after August 31, 2002

Loan on a shopping center in Dublin,
California, secured by a first deed of trust on
the property.  Interest only is payable
monthly.  Mortgage is due August 2004.............       8,200            8,200         8.5%

Participating loan on a shopping center under
development in Walnut Creek, California,
secured by a first deed of trust on the
property. Total loan commitment is $42
million.  Mortgage is due December 2008...........       8,489            7,793         9.0%  on balances up to $26.5 million
                                                           ---              ---        10.5%  on balances above $26.5 million
Loan on a shopping center in Red Bluff,
California, secured by a first deed of trust on
the property Western sold in 2000.  Mortgage is
due July 19, 2000.................................       5,750              ---        10.0%
                                                     ---------         --------
                                                       $23,617          $17,229
                                                     =========         ========

Note E:  CAPITAL EXPENDITURES

It is Western's practice to capitalize certain expenditures that exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three months ended March 31, 2000, and 1999 are as follows:


                                                                      Three Months Ended
                                                                           March 31,
                                                                         ------------
                                                                   2000              1999
                                                               --------------------------------
                                                                         (In thousands)

"Build to Suit" capital improvements                            $     8            $   --
Capitalized costs incurred in connection with`
     leasing previously UNLEASED space                               15                11
Capitalized costs incurred in connection with
     leasing previously LEASED space                                988               365
Capitalized costs incurred in connection with
     improvements to common areas                                   174               121
Capitalized costs incurred in connection with
     development projects                                           460               ---
                                                                 ------            ------
Total capitalized expenditures                                   $1,645             $ 497
                                                                 ======            ======
Improvements                                                     $1,543             $ 463
Leasing-related costs                                               102                34
                                                                 ------            ------
Total capitalized expenditures                                   $1,645             $ 497
                                                                 ======            ======

During the three months ended March 31, 2000, Western entered into leases that obligate Western to fund certain leasing commissions and property improvements. These obligations relate to new leases, a portion of which was paid and capitalized during the quarter ended March 31, 2000, and is reflected in the preceding table.

The aggregate and per square foot information representing expenditures associated with leasing for the quarter ended March 31, 2000, is as follows:


---------------------------------------------------------------------------------------------------------------------------------
New Leases
---------------------------------------------------------------------------------------------------------------------------------
                                                                    TENANT IMPROVEMENTS
                                                                    -------------------
                                                             Capitalized
                                            ----------------------------
                                              Costs                                          All Expenditures
                                              ------------------------          ------------------------------------------
                                                                     Per                                            Per
                                     Aggregate       Square         Square        Aggregate         Square        Square
          Property Type                Amount         Feet           Foot           Amount           Feet          Foot
          -------------               -------         ----           ----           ------           ----         ------
Shopping centers and
  single-tenant retail
  properties                          $1,200,500     46,526         $25.80         $1,204,500       52,425         $22.98

                                     --------------------------------------------------------------------------------------------
                                                                    LEASING COMMISSIONS
                                                                    -------------------
                                                             Capitalized
                                            ----------------------------
                                              Costs                                          All  Expenditures
                                              ------------------------          ------------------------------------------

                                                                     Per                                            Per
                                     Aggregate       Square         Square        Aggregate         Square        Square
          Property Type                Amount         Feet           Foot           Amount           Feet          Foot
          -------------               -------         ----           ----           ------           ----         ------
Shopping centers and
  single-tenant retail
  properties                           $90,172       $35,726          $2.52            $93,663        52,425       $1.79

Note F:  SEGMENT DISCLOSURE

FASB No. 131 requires disclosure about segments of Western and related information.

Western evaluates performance and makes resource-allocation decisions on an individual property basis. For financial reporting purposes, Western has grouped its properties into three segments: shopping centers (including shopping centers under development), single-tenant retail and other commercial properties. Investments principally consist of real estate, but also include real estate secured loans (four) and real estate joint ventures (three).

Non-segment assets include cash, accounts receivable and deferred financing costs.

The accounting policies of the segments are the same as those described in
Note 2 to Western's annual report on Form 10-K for the year ended December 31, 1999.

Western assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). Prior to January 1, 2000, the National Association of Real Estate Investment Trusts defined FFO as net income, calculated in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry (a) reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and unusual items, and (b) after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, net income is not adjusted for unusual items unless they qualify as extraordinary items under GAAP in calculating FFO. This new interpretation did not have a significant impact on Western. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of Western's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITS may not be comparable to Western's calculation of FFO.

The revenues and profit (loss), for each of the reportable segments are summarized as follows for the quarter ended March 31, 2000 and 1999 (in thousands) :


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    2000            1999
                                                                              ----------------------------------
 REVENUES:
     Shopping centers.....................................................        $13,172         $12,006
     Single tenant retail.................................................            435             428
     Commercial and other.................................................            983           1,219
                                                                                ---------        --------
        Total revenues....................................................        $14,590         $13,653
                                                                                =========        ========
 PROFIT (LOSS):
 Funds from operations:
     Shopping centers.....................................................        $11,205          $9,879
     Single tenant retail.................................................            407             391
     Commercial and other.................................................            827           1,137
                                                                                ---------        --------
        Total segment FFO.................................................         12,439          11,407

     Interest income......................................................             24              81
     Other income.........................................................             25               1
     Interest expense.....................................................         (3,802)         (3,534)
     Other operating expense..............................................         (1,123)         (1,077)
     Non Real Estate Depreciation.........................................            (72)            (43)
     General and administrative...........................................           (956)           (648)
                                                                                ---------        --------
         Consolidated FFO.................................................          6,535           6,187

     Depreciation and amortization........................................         (2,578)         (2,906)
     Depreciation and amortization, unconsolidated real estate............           (151)             --
     Minority interest....................................................           (401)           (403)
     Gains on sales of real estate investments............................          4,256              --
     Change in accounting principle.......................................            ---             (57)
                                                                                ---------        --------
         Net income.......................................................         $7,661          $2,821
                                                                                =========        ========

The assets for each of the reportable segments are summarized as follows as of March 31, 2000 and December 31, 1999 (in thousands):


                                                                                   March 31,               December 31,
                                                                                      2000                     1999
                                                                          ------------------------------------------------------
 ASSETS:
      Shopping centers...............................................             $383,075                 $387,078
      Single tenant retail...........................................                5,425                    8,512
      Commercial and other...........................................               20,144                   22,343
      Non-segment....................................................               10,367                    9,333
                                                                                 ---------                 --------
         Total assets................................................             $419,011                 $427,266
                                                                                  ========                 ========


                                                                                   March 31,                 March 31,
                                                                                      2000                     1999
                                                                          ------------------------------------------------------

REAL ESTATE INVESTMENT CAPITAL EXPENDITURES:

Developments:
     Shopping centers...................................................             $1,692                    $442
     Single tenant retail...............................................                (66)                      4
       Commercial and other.............................................                 19                      51
                                                                                     ------                   -----
            Total developments..........................................             $1,645                    $497
                                                                                     ======                   =====

Note G:  LOANS TO OFFICERS

Pursuant to the achievement of certain Western and individual goals, the Board of Trustees, in February 2000, forgave $260,000 of loans granted to officers during 1998. The 1998 loan proceeds were used to fund the purchase of Western shares of beneficial ownership by these individuals in order to increase their ownership in Western and to more closely align their interest with those of the shareholders. Of the original aggregate loan balances of $1,299,000, $779,000 remains outstanding at March 31, 2000.

Note H:  EARNINGS PER SHARE

In February 1997, the FASB issued FAS No. 128, EARNINGS PER SHARE. The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earning per share. A reconciliation of the denominator used in the calculation of diluted Earnings Per share for the quarter ended March 31, 2000 and 1999 is shown below:


                                                                                         Three Months Ended
                                                                                             March 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                       2000             1999
---------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - Basic..................................        17,238,474       17,217,894
Plus:    Options with exercise prices below quarter-end market
             prices of shares of beneficial interest.........................                --            1,082
         Stock issued under restricted stock plan............................            53,913           44,706
         OP units convertible into share of beneficial interest..............         1,520,862               --
                                                                                 ---------------------------------
Adjusted weighted average shares outstanding - Diluted.......................        18,813,249       17,263,682
                                                                                 ---------------------------------
                                                                                 ---------------------------------

Additionally, during the quarter ended March 31, 1999, conversion of the OP units would have had the effect of increasing earnings per share, and as such, conversion was not assumed in the above calculation.

The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the shares of beneficial interest for the quarter and, therefore, the effect would be to increase earnings.


                                                                                        Three Months Ended
                                                                                             March 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                    2000                  1999
---------------------------------------------------------------------------------------------------------------------
Number of options......................................................              895,000               744,100
Range of exercise prices...............................................        $10.56-$14.78         $12.31-$14.78



Note I:  COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, Western committed to fund $42 million on a note secured by a first deed of trust on the property under development. At March 31, 2000, Western had funded a total of $8.5 million relating to this investment.

As of March 31, 2000, Western had commitments under several new and renewal leases which will result in expenditures of approximately $718,000 in real estate improvements and leasing commissions.



Note J:  SUBSEQUENT EVENTS

During April 2000, Western's unconsolidated real estate subsidiary caused Kienow's to sell two properties in Oregon that were part of the Kienow's Food Stores, Inc. portfolio indirectly acquired by Western in 1998. On April 20, 2000, Western's unconsolidated real estate subsidiary caused Kienow's to purchase a single tenant retail property leased to a grocery retailer located in Portland, Oregon for $2,341,000. Western funded the purchase by using tax-deferred exchange sales proceeds from the March and April 2000 sales.

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Western Properties Trust and its subsidiaries ("Western") should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report on Form 10-Q. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

The discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management's current views with respect to future events and financial performance. The matters described in such forward-looking statements are subject to risks and uncertainties including, but not limited to: the effects of future events on Western's financial performance; the risk that Western may be unable to finance its planned acquisition and development activities; risks related to the retail or commercial businesses in which Western's properties compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates, consumer tastes and preferences, and the e-commerce environment; risks associated with Western's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of environmental contamination or changes in the local economic climate on the revenues and the value of Western's properties.

OVERVIEW

Founded in 1962, Western Properties Trust ("WPT") and its affiliates own and operate community and neighborhood shopping centers located in the western United States. The corporate office of the self-administered equity real estate investment trust is in the San Francisco Bay Area city of Emeryville, California. Its shares are traded on the American Stock Exchange under the symbol "WIR".

Western Properties Trust's consolidated financial statements include the accounts of the following entities: WPT; Western/Kienow's L.P., a Delaware limited partnership; Western Pinecreek L.P., a Delaware limited partnership; GW100, a general partnership; and WPT's wholly owned subsidiary, WIRET
Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "Western"). These entities comprise all of the subsidiaries over which WPT exercises direct or indirect voting control. Western is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. WPT is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of March 31, 2000. WPT is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of March 31, 2000. Through an unconsolidated real estate subsidiary, Western owns 11 properties comprising approximately 465,497 square feet of retail gross leasable area ("GLA"). Throughout this Form 10-Q reference to the unconsolidated real estate subsidiary is a reference to this 11 property portfolio. The combined GLA of Western and its unconsolidated real estate subsidiary at March 31, 2000 was approximately 5.4 million square feet. At March 31, 2000, Western and its unconsolidated real estate subsidiary's real estate portfolio was comprised of 58 properties, 51 of which were retail properties.

LIQUIDITY AND CAPITAL RESOURCES

Western anticipates that cash flows provided by operations and other sources available to Western will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code. Cash on hand, proceeds from the sale of properties held for sale and borrowings under the existing bank line, as well as other debt and equity alternatives, are expected to provide the necessary funds to achieve future growth. At March 31, 2000, nine properties comprising 772,503 square feet were held for sale. The book value of these properties (before deduction for depreciation) was $60,691,000.

The agreements executed in connection with Western's senior notes and its bank line contain certain covenants (including minimum shareholder's equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of additional debt and other restrictions on Western.

As of March 31, 2000, Western's aggregate outstanding indebtedness of $209,084,000 consisted of $134,584,000 in fixed rate, long-term debt and $74,500,000 of borrowings under Western's variable rate, unsecured bank line.

As of March 31, 2000, Western had $22.2 million available under its $100 million bank line. The availability on the $100 million bank line is net of a $3.3 million outstanding letter of credit which is related to Western's investment in the Walnut Creek development. Western intends to replace or renew the bank line before it expires on September 30, 2001.

COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, Western committed to fund $42 million on a note secured by a first deed of trust on the property under development. At March 31, 2000, Western had funded a total of $8.5 million relating to this investment.

As of March 31, 2000, Western had commitments under several new and renewal leases which will result in expenditures of approximately $718,000 in real estate improvements and leasing commissions.

FUNDS FROM OPERATIONS

Industry analysts and Western consider Funds From Operations ("FFO") to be an alternative measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, Western, along with most industry investors, considers presentation of operating results for real estate companies that use historical cost accounting to be less than fully informative.

Prior to January 1, 2000, the National Association of Real Estate Investment Trusts defined FFO as net income, calculated in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of assets uniquely significant to the real estate industry (a) reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and unusual items, and (b) after adjustments for unconsolidated partnerships and joint ventures.Effective January 1, 2000, net income is not adjusted for unusual items unless they qualify as extraordinary items under GAAP in calculating FFO. This new interpretation did not have a significant impact on Western. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of Western's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITS may not be comparable to Western's calculation of FFO.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under NAREIT guidelines for the three month period ended March 31, 2000 and 1999 (in thousands):




                                                                                         Three Months Ended
                                                                                             March 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                       2000             1999
---------------------------------------------------------------------------------------------------------------------
Net income...................................................................        $7,661           $2,821
Less:    Gains on sales of real estate investments...........................        (4,256)             ---
Plus:    Real property depreciation..........................................         2,279            2,591
         Real property depreciation unconsolidated real estate...............           151              ---
         Amortization of tenant improvement costs............................           224              230
         Amortization of leasing commission costs............................            75               85
         Cumulative effect of change in accounting principle.................           ---               57
                                                                                  ------------------------------
Funds From Operations, basic.................................................        $6,134           $5,784
Plus:    Minority interest...................................................           401              403
                                                                                  ------------------------------
Funds From Operations, diluted...............................................        $6,535           $6,187
                                                                                  ==============================

The dividend payout ratio for the quarter ended March 31, 2000 and 1999 (calculated as dividend distributions made by Western for the applicable period divided by diluted FFO) was 80% and 85%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2000 AND 1999

Net income increased $4,840,000 to $7,661,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 net income of $2,821,000. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased from $0.16 in 1999 to $0.43 in 2000.

This increase is primarily the result of gains on sales of three properties of $4,256,000. Other factors include increased income from unconsolidated real estate subsidiary and decreased depreciation expense.

Income from the unconsolidated real estate subsidiary was $511,000 for 2000 as compared to $7,000 for the same period in 1999. This $504,000 increase reflects the benefit of redevelopment and retenanting of eight of the Kienow's ten core properties. Western anticipates that the remaining two core properties will be leased and generating rental income during 2000.

Depreciation expense was $2,649,000 for the three month period ending March 31, 2000, a $299,000 decrease from the comparable period in 1999. This decrease is primarily due to the discontinuance of depreciation on properties held for sale. As of March 31, 2000, Western held nine properties for sale, of gross book value of $60,691,000 and comprising 773,000 square feet.

Interest expense was $3,802,000 for the three months ended March 31, 2000, a $268,000 increase from the comparable period in 1999. This increase is primarily due to higher interest rates experienced on Western's variable-rate Bank Line during 2000, and to a lesser extent, decreased capitalized interest in the 2000 quarter, partially offset by a decreased balance outstanding on its Bank Line.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Western is exposed to interest rate changes primarily as a result of its Bank Line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Western's real estate portfolio and operations. Western's interest rate risk-management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. Western's objective with regard to long-term debt is to borrow primarily at fixed rates.

At March 31, 2000, the outstanding balance on Western's variable rate Bank Line was $74,500,000 and the weighted average interest rate was 7.24% per annum. The Bank Line facility matures September 30, 2001. At March 31, 2000, the outstanding balance of Western's fixed rate senior notes was $124,829,000 and the weighted average coupon interest rate for all senior notes was 7.47% per annum. The senior notes mature February 2004 ($49,944,000), September 2006 ($24,975,000), September 2008 ($24,954,000) and September 2010
($24,956,000). At March 31, 2000, the outstanding balance of Western's fixed rate mortgage note was $9,755,000 and it carries an interest rate of 7.61% per annum. This amortizing note is due May 2004 with a balloon payment of $8,737,000.

The preceding information incorporates only those exposures that exist as of March 31, 2000, and it does not consider those exposures or positions that could arise after that date. Moreover, because current and future funding commitments are not presented in the preceding paragraph, the information presented therein has limited predictive value. As a result, the impact on Western's operating results with respect to interest rate fluctuations will depend on the exposures that arise during the period, Western' interest rate risk management strategies at that time and interest rates.

This discussion of Western's risk-management activities includes
"forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

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

              (10.1)         Western's Nonqualified Stock Option Plan (filed as
                             Exhibit 4.2 to Registration Statement on Form S-8 No.
                             33-27016 and incorporated herein by reference).



              (10.2)+         Compensation Agreement (filed as Exhibit 10.3 to
                              Registrant's 10-K for the fiscal year ended
                              December 31, 1997, and incorporated herein by reference).

              (10.3)+        Management Contracts (filed as Exhibit 10.4 to
                             Registrant's 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

              (10.4)+        Western's 1998 Equity Incentive Plan (filed as
                             Exhibit 10.4 to Registrant's 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference).

              (10.5)+        Stock Purchase and Contribution agreement dated
                             September 29, 1998 (Kienow's Acquisition) (filed as Exhibit 10.5 to Registrant's 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

              (10.6)         Agreement of Limited Partnership of
                             Western/Kienow's, LP dated October 30,1998 (filed as Exhibit 10.6 to Registrant's 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

              (10.7)+        Management Contract (filed as Exhibit 10.7 to
                             Registrant's 10-Q for the quarter ended September
                             30, 1999, and incorporated herein by reference).

              (10.8)         Agreement of Limited Partnership of Western
                             Pinecreek, L.P. dated November 17, 1999 (filed as
                             Exhibit 10.8 to Registrant's 10-K for the year ended December 31, 1999, and incorporated herein by reference).

              (27) *         Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.
----------


*        Filed with this report.
+        Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   WESTERN PROPERTIES TRUST
                                                         (Registrant)

Dated:     May 7, 2000              By:                s/Bradley N. Blake
     -----------------------           ---------------------------------------
                                                       Bradley N. Blake
                                                    Chairman of the Board,
                                              President, Chief Executive Officer
                                                          and Trustee


Dated:     May 7, 2000              By:                s/Dennis D. Ryan
     -----------------------           ---------------------------------------
                                                        Dennis D. Ryan
                                                   Executive Vice President,
                                                    Chief Financial Officer
                                                          and Trustee