Form 10-Q
period 2000-06-30
WESTERN PROPERTIES TRUST
filed 2000-08-11
CIK 106135

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter ended JUNE 30, 2000

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-08723


                            WESTERN PROPERTIES TRUST
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                      94-6100058
                 ----------                                  ------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       2200 POWELL ST., STE. 600, EMERYVILLE, CA                     94608
       -----------------------------------------             ------------------
        (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:              (510) 597-0160
                                                             ------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Shares of Beneficial Interest, No Par Value - 17,253,657 shares as of July 31, 2000

                            WESTERN PROPERTIES TRUST

                                  INDEX TO 10-Q


                                                                                                              Page
                                                                                                              ----
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (unaudited)                                                3

                  Consolidated Balance Sheets - June 30, 2000, and December 31, 1999                           4

                  Consolidated Statements of Income - Three and six months ended June 30, 2000,
                  and 1999                                                                                     5

                  Consolidated Statements of Shareholders' Equity - Six months ended
                  June 30, 2000 and year ended December 31, 1999                                               6

                  Consolidated Statements of Cash Flows - Six months ended
                  June 30, 2000, and 1999                                                                      7

                  Notes to Consolidated Financial Statements                                                8-18

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                  19-24

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                  25

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           26

Item 2.           Changes in Securities and Use of Proceeds                                                   26

Item 3.           Defaults of Senior Securities                                                               26

Item 4.           Submission of Matters to a Vote of Security Holders                                         26

Item 5.           Other Information                                                                           26

Item 6.           Exhibits and Reports on Form 8-K                                                         26-28

SIGNATURES                                                                                                    29

                          PART I. FINANCIAL INFORMATION


ITEM 1            CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS                                                        WESTERN PROPERTIES TRUST
---------------------------------------------------------------------------------------------------------------
(Unaudited)
                                                                                JUNE 30,          December 31,
                                                                                  2000                1999
                                                                              -----------         ------------
                                                                               (In thousands, except share data)
ASSETS
Real estate investments:
   Real estate properties ..........................................          $ 299,816           $ 354,690
   Less accumulated depreciation and amortization ..................            (65,874)            (73,189)
                                                                              -----------         ------------
                                                                                233,942             281,501
   Real estate properties held for sale ............................            116,416              81,697
   Less previous accumulated depreciation and amortization .........            (29,314)            (22,839)
                                                                              -----------         ------------
                                                                                 87,102              58,858
    Real estate under development ..................................              8,255               6,311
    Unconsolidated real estate subsidiary ..........................             47,318              46,963
    Mortgage notes receivable ......................................             25,549              17,229
                                                                              -----------         ------------
       Net real estate investments .................................            402,166             410,862
Cash and cash equivalents ..........................................              2,424               2,219
Accounts receivable, exchange escrow and other assets ..............             15,699              13,055
Deferred debt issuance costs, net ..................................              1,151               1,130
                                                                              -----------         ------------
                                                                              $ 421,440           $ 427,266
                                                                              ===========         ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line ..........................................................          $  78,900           $  84,520
Senior notes, net ..................................................            124,836             124,822
Mortgage payable ...................................................              9,701               9,808
                                                                              -----------         ------------
                                                                                213,437             219,150
Interest payable ...................................................              3,596               3,561
Prepaid rents and security deposits ................................              2,275               2,288
Other liabilities ..................................................              2,889               2,939
                                                                              -----------         ------------
                                                                                  8,760               8,788
                                                                              -----------         ------------
   Total liabilities ...............................................            222,197             227,938
                                                                              -----------         ------------
Minority interests .................................................             18,699              18,699
Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding ..............................                 --                  --
   Shares of beneficial interest, no par value,
      Unlimited share authorization
      Issued and outstanding:  June 30, 2000 - 17,251,077 shares
                               December 31, 1999 - 17,236,470 shares            242,711             242,269
   Accumulated dividends in excess of net income ...................            (62,167)            (61,640)
                                                                              -----------         ------------
   Total shareholders' equity ......................................            180,544             180,629
                                                                              -----------         ------------
                                                                              $ 421,440           $ 427,266
                                                                              ===========         ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    CONSOLIDATED STATEMENTS OF INCOME                                         WESTERN PROPERTIES TRUST
-------------------------------------------------------------------------------------------------------------------------------
     (Unaudited)
                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                         2000            1999              2000           1999
                                                                    -----------      -----------      ------------    -----------
                                                                        (In thousands, except share and per share data)
REVENUES:
     Minimum rents .........................................        $    10,886      $    11,032      $    22,240     $    22,100
     Percentage rents ......................................                164              137              435             374
     Recoveries from tenants ...............................              2,740            2,649            4,521           4,429
     Interest income .......................................                673              429            1,124             871
     Income from unconsolidated real estate subsidiary .....                147              138              659             145
     Other income ..........................................                207              311              429             430
                                                                    -----------      -----------      ------------    -----------
Total revenues .............................................             14,817           14,696           29,408          28,349
EXPENSES:                                                           -----------      -----------      ------------    -----------
     Interest ..............................................              3,705            3,516            7,507           7,050
     Property operating costs ..............................              2,834            2,847            4,710           4,761
     Depreciation and amortization .........................              2,419            2,977            5,069           5,925
     Other operating expenses ..............................              1,343            1,107            2,844           2,435
     Provision for loss on real estate investment ..........              1,745              ---            1,745             ---
     General and administrative ............................                872              809            1,828           1,514
                                                                    -----------      -----------      ------------    -----------
Total expenses .............................................             12,918           11,256           23,703          21,685
                                                                    -----------      -----------      ------------    -----------
     Income before gains on sales of real estate investments              1,899            3,440            5,705           6,664

Gains on sales of real estate investments ..................                ---            2,113            4,256           2,113
                                                                    -----------      -----------      ------------    -----------
     Income before minority interest .......................              1,899            5,553            9,961           8,777

Minority interest ..........................................                401              399              802             802
                                                                    -----------      -----------      ------------    -----------
Net income .................................................        $     1,498      $     5,154      $     9,159     $     7,975
                                                                    ===========      ===========      ============    ===========
Basic net income per share .................................        $      0.09      $      0.30      $      0.53     $      0.46
                                                                    ===========      ===========      ============    ===========
Diluted net income per share ...............................        $      0.09      $      0.30      $      0.53     $      0.46
                                                                    ===========      ===========      ============    ===========
Cash dividends paid ........................................        $      0.28      $      0.28      $      0.56     $      0.56
                                                                    ===========      ===========      ============    ===========
Weighted average number of shares outstanding--Basic                 17,245,917       17,222,814       17,242,196      17,220,368
                                                                    ===========      ===========      ============    ===========
Weighted average number of shares outstanding--Diluted               17,382,091       18,703,739       17,377,023      17,265,058
                                                                    ===========      ===========      ============    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                             WESTERN PROPERTIES TRUST
----------------------------------------------------------------------------------------------------------------------
(Unaudited)

                       Six Months Ended June 30, 2000, and
                        Year Ended December 31, 1999 (In
                          thousands, except share data)

                                                                                    Accumulated
                                                                                     Dividends            Total
                                                             Shares of              in Excess of          Share-
                                                        Beneficial Interest             Net              holders'
                                                        Number         Amount         Income              Equity
                                                        -----------------------------------------------------------
Balance, January 1, 1999 .....................          17,216,550     $  241,741      $  (62,117)       $  179,624

Shares issued under restricted stock plan ....              19,920            268              --               268
Loan forgiveness .............................                  --            260              --               260
Net income ...................................                  --             --          19,814            19,814
Cash dividends paid ..........................                  --             --         (19,337)          (19,337)
                                                        ----------     ----------      -----------       -----------
Balance, December 31, 1999 ...................          17,236,470        242,269         (61,640)          180,629

Shares issued under restricted stock plan ....              14,607            182              --               182
Loan forgiveness .............................                  --            260              --               260
Net income ...................................                  --             --           9,159             9,159
Cash dividends paid ..........................                  --             --          (9,686)           (9,686)
                                                        -----------    ----------      -----------       -----------
BALANCE, JUNE 30, 2000 .......................          17,251,077     $  242,711      $  (62,167)       $  180,544
                                                        ===========    ==========      ===========       ===========


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                      WESTERN PROPERTIES TRUST
------------------------------------------------------------------------------------------------------------------------
(Unaudited)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                      ---------
                                                                                                 2000             1999
                                                                                               --------        ---------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................................................          $  9,159        $  7,975
     Adjustments to reconcile net income to net cash
               provided by operating activities:
           Minority interest ........................................................               802             802
           Depreciation and amortization ............................................             5,069           5,925
           Amortization of deferred debt issuance costs .............................               261             229
           Gains on sales of real estate investments ................................            (4,256)         (2,113)
           Earned compensation on restricted stock plan .............................               182             131
           Decrease (increase) in accounts receivable and other assets ..............               225            (875)
           Increase in deferred rent receivable .....................................              (107)           (283)
           Increase (decrease) in interest payable ..................................                35            (160)
           Decrease in prepaid rents and security deposits
               and other liabilities ................................................              (820)           (119)
           Provision for loss on real estate investment .............................             1,745             ---
           Loan forgiveness .........................................................               260             260
                                                                                                -------        ---------
           Net cash provided by operating activities ................................            11,772          12,555
                                                                                               --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments .................................            14,869          10,315
     Investment in mortgage note receivable .........................................            (2,570)         (1,364)
     Acquisition of real estate investments .........................................            (1,228)            ---
     Investment in unconsolidated real estate subsidiary ............................              (355)           (620)
     Deposits into exchange escrow ..................................................            (3,594)          2,625
     Improvements of real estate investments:
           Build-to-suit developments ...............................................               (14)            ---
           New leases ...............................................................            (2,014)         (1,084)
           General ..................................................................              (212)           (678)
           Development ..............................................................              (815)            ---
     Recovery of investment in direct financing leases ..............................                66              83
                                                                                               --------        ---------
           Net cash provided by investing activities ................................             9,277           4,133
                                                                                               --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line of credit ................................................            29,750          20,450
     Principal payments on bank line of credit ......................................           (35,370)        (31,050)
     Principal payments on mortgage note payable ....................................              (107)            (99)
     Deferred long term issuance costs ..............................................              (268)           (290)
     Cash distributions to minority interest ........................................              (802)           (802)
     Cash dividends paid ............................................................            (9,668)         (9,686)
                                                                                               --------        ---------
           Net cash used in financing activities ....................................           (16,483)        (21,459)
                                                                                               --------        ---------
           Net increase (decrease) in cash and cash equivalents .....................               205            (410)
     Cash and cash equivalents, at the beginning of  period .........................             2,219           1,512
                                                                                               --------        ---------
     Cash and cash equivalents, at the end of period ................................          $  2,424        $  1,102
                                                                                               ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest net of capitalized interest of
     $664,000 in 2000 and $719,000 in 1999 ..........................................          $  7,214        $  6,981
                                                                                               ========        =========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
     Note received in connection with sale of real estate investments ...............          $  5,098        $    ---
                                                                                               ========        =========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            WESTERN PROPERTIES TRUST

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

NOTE A:  ORGANIZATION, BASIS OF PRESENTATION AND RECENT ACCOUNTING
          PRONOUNCEMENTS

(1)   DESCRIPTION OF ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Founded in 1962, Western Properties Trust ("WPT") and its affiliates own and operate community and neighborhood shopping centers located in the western United States. The corporate office of the self-administered equity real estate investment trust is in the San Francisco Bay Area city of Emeryville, California. WPT shares are traded on the American Stock Exchange under the symbol "WIR".

Western Properties Trust's consolidated financial statements include the accounts of the following entities: WPT; Western/Kienow's L.P., a Delaware limited partnership; Western Pinecreek L.P., a Delaware limited partnership; GW100, a general partnership; and WPT's wholly owned subsidiary, WIRET Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "Western"). These entities comprise all of the subsidiaries over which WPT exercises direct or indirect voting control. Western is in the business of acquiring, managing, leasing and developing retail and commercial properties. WPT is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of June 30, 2000. WPT is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of June 30, 2000.

Through an unconsolidated real estate subsidiary, Western owns 11 properties comprising approximately 457,222 square feet of retail gross leasable area ("GLA"). Throughout this Form 10-Q reference to the unconsolidated real estate subsidiary is a reference to this 11 property portfolio. The properties in this portfolio generally consist of the remaining Kienow's Food Stores, Inc. properties, which were acquired by the unconsolidated real estate subsidiary in 1998.

The combined GLA of Western and its unconsolidated real estate subsidiary at June 30, 2000 was approximately 5.4 million square feet of GLA. At June 30, 2000, Western and its unconsolidated real estate subsidiary's real estate portfolio was comprised of 58 investments, 51 of which were retail properties.

(2)   BASIS OF PRESENTATION AND USE OF ESTIMATES

The consolidated financial statements included in this report have been prepared by Western, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. The interim consolidated financial statements reflect all adjustments which are, in the opinion of management, normal and recurring and necessary to a fair presentation of the results for interim periods.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Western's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

(3)   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Financial Accounting Statement No. 133 (FASB 133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." Western will adopt FASB 133 for interim periods beginning in 2001, the effective date of FASB 133, as amended. Management believes that the adoption of this Statement will not have a material impact on Western's consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Western will adopt SAB 101 during the fourth quarter of 2000, the effective date of SAB 101. Management believes that the adoption of this Bulletin will not have a material impact on Western's consolidated financial statements.

Note B:  REAL ESTATE INVESTMENTS

At June 30, 2000, Western and its unconsolidated real estate subsidiary owned 58 investments, totaling 5.4 million square feet of GLA. Included in this total are 15 properties, which were held for sale and total 1,375,000 square feet of GLA.

Occupancy percentages for Western's portfolios for the applicable periods are as follows:


                             June 30, 2000     December 31, 1999   June 30, 1999
                             -------------     -----------------   --------------
Shopping centers                 93.7%               93.7%             92.7%
Single-tenant retail            100.0%              100.0%             65.5%(1)
Commercial and other            100.0%               93.9%             94.4%

Overall occupancy                94.1%               93.8%             91.2%

Occupancy percentage is based on square footage of GLA leased as a percent of total leasable square feet.

(1) The Single-tenant retail occupancy rate reflects the January, 1999 expiration of the Kmart/Napa lease of 103,284 square feet, and vacancy thereof, until this property was leased to Wal Mart in November, 1999.

Western's shopping center development-in-progress, Olympic Place, located in Walnut Creek, California, is not included in the above occupancy percentages. Additionally, the 11 retail properties which are held through an unconsolidated real estate subsidiary are not included in the above occupancy percentages due to the extensive re-tenanting and redevelopment currently taking place in these properties. Including the portfolio in the unconsolidated real estate subsidiary, overall occupancy would be 93.1%, 92.8% and 89.7% for June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

During the quarter ended June 30, 2000, Western made the decision to market for sale six shopping center properties, with a gross book value of approximately $57.4 million. As of June 30th, 2000, Western had 15 properties held for sale with a gross book value of $116.4 million. Additionally, during the quarter, Western reviewed the net book value of all properties it is marketing for sale and determined that two properties are expected to generate sales proceeds less than the net book value. As such, Western recorded a $1,745,000 impairment charge ("Provision for loss on real estate investment") during the quarter related to the two properties.

Note C:  UNCONSOLIDATED REAL ESTATE SUBSIDIARY

In October 1998, Western acquired, through its unconsolidated real estate subsidiary, an interest in Kienow's Food Stores, Inc. ("Kienow's"), a Portland, Oregon-based grocery wholesaler and retailer, whose principal assets were its real estate properties comprising six shopping centers and four freestanding stores, which comprise the "10 core retail properties" and eight non-core properties. During 1999 and the first and second quarters of 2000, Western's unconsolidated real estate subsidiary caused Kienow's to sell the eight non-core properties as well as one core free-standing store. The net proceeds from these sales were reinvested using tax-deferred exchange rules into two properties - a free standing grocery store, located in Portland, Oregon, and land located in Lodi, California. The land in Lodi is subject to a ground lease. Over the past 21 months Western has been redeveloping and re-tenanting the core retail properties, located in the greater Portland area. From inception to June 30, 2000, Western's unconsolidated real estate subsidiary has capitalized
$1,908,000 ($255,000 in 1998, $1,299,000 in 1999, $354,000 in 2000) of interest in connection with the redevelopment of the retail properties.

Note D:  INVESTMENTS IN MORTGAGE LOANS

The following table provides information summarizing Western's investment in mortgage loans:


                                                    JUNE 30       December 31                     Interest Rate
                                                    ---------     -----------                     -------------
                                                      2000           1999                          (per annum)
                                                         (In thousands)

Loan on a retail property in Concord,
California, secured by a first deed of
trust on the property Western sold in
1997. Mortgage is due August 2007.............        $ 1,169        $ 1,236             8.5%  through August 31, 2002
                                                         ---            ---              9.0%  after August 31, 2002

Loan on a shopping center in Dublin,
California, secured by a first deed of
trust on the property.  Interest only
is payable monthly.  Mortgage is due
August 2004...................................          8,200          8,200             8.5%

Participating loan on a shopping
center under development in Walnut Creek,
California, secured by a first deed of
trust on the property. Total loan
commitment is $42 million.  Mortgage
is due December 2008..........................         10,430          7,793             9.0%  on balances up to $26.5 million
                                                          ---            ---            10.5%  on balances above $26.5 million
Loan on a shopping center in Red Bluff,
California, secured by a first deed of
trust on the property Western sold in
March 2000. Mortgage is due July 2000.........          5,750             ---           10.0%
                                                      --------       ---------
                                                      $25,549        $17,229
                                                      ========       =========


During July 2000, Western received payment in full of the $5,750,000 loan received in connection with the sale of the Red Bluff property in the second quarter. The net proceeds were used to pay down the balance under the bank line of credit.

Note E:  CAPITAL EXPENDITURES

It is Western's practice to capitalize certain expenditures that exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing-related costs and property improvements. Capital expenditures for the three and six months ended June 30, 2000, and 1999 are as follows:



                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                                        --------                            --------
                                                                      2000      1999                   2000          1999
                                                                   ----------------------          -------------------------
                                                                      (In thousands)                      (In thousands)
"Build to Suit" capital improvements ....................          $     6        $    --          $    14         $    --
Capitalized costs incurred in connection with
      leasing previously UNLEASED space .................              (46)             2              (31)             13
Capitalized costs incurred in connection with
     leasing previously LEASED space ....................            1,057            706            2,045           1,071
Capitalized costs which relate to
      improvements to common areas ......................               38            557              212             678
Capitalized costs which relate to
      development .......................................              355            ---              815              --
                                                                   ---------      --------         ---------       --------
Total capitalized expenditures ..........................          $ 1,410        $ 1,265          $ 3,055         $ 1,762
                                                                   =========      ========         =========       ========
Improvements ............................................          $ 1,311        $ 1,251          $ 2,854         $ 1,714
Leasing-related costs ...................................               99             14              201              48
                                                                   ---------      --------         ---------       --------
Total capitalized expenditures ..........................          $ 1,410        $ 1,265          $ 3,055         $ 1,762
                                                                   =========      ========         =========       ========

During the three months ended June 30, 2000, Western entered into leases that obligate Western to fund certain leasing commissions and property improvements. These obligations relate to new leases, a portion of which was paid and capitalized during the quarter ended June 30, 2000, and is reflected in the preceding table.

The aggregate and per square foot information representing expenditures associated with leasing for the quarter ended June 30, 2000, is as follows:


New Leases
                                                                    TENANT IMPROVEMENTS
                                                                    -------------------
                                                  Capitalized Cost                              All Expenditures
                                      ------------------------------------------      ------------------------------------------
                                                                        Per                                             Per
                                      Aggregate        Square          Square         Aggregate        Square           Square
          Property Type                 Amount       Feet of GLA     Foot of GLA        Amount       Feet of GLA     Foot of GLA
          -------------               ----------     -----------     -----------      ----------     ------------    -----------
Shopping centers and
  single-tenant retail
  properties                            $254,895       12,457          $20.46           $255,895         27,036          $9.46


                                                                    LEASING COMMISSIONS
                                                                    -------------------
                                                  Capitalized Cost                              All Expenditures
                                      ------------------------------------------      ------------------------------------------
                                                                         Per                                             Per
                                      Aggregate        Square          Square         Aggregate        Square           Square
          Property Type                 Amount       Feet of GLA     Foot of GLA        Amount       Feet of GLA     Foot of GLA
          -------------               ----------     -----------     -----------      ----------     ------------    -----------
Shopping centers and
  single-tenant retail
  properties                            $ 34,965        5,297          $ 6.60           $ 37,590         27,036           $1.39


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

Western assesses and measures segment operating results based on a performance measure referred to as Funds From Operations ("FFO"). Prior to January 1, 2000, the National Association of Real Estate Investment Trusts defined FFO as net income, calculated in accordance with generally accepted accounting principles
(GAAP) plus depreciation and amortization of real estate rental property (a) reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and unusual items, and (b) after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, net income is not adjusted for unusual items unless they qualify as extraordinary items under GAAP in calculating FFO. This new interpretation did not have a significant impact on Western. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of Western's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITS may not be comparable to Western's calculation of FFO for itself.

The revenues and profit (loss), for each of the reportable segments are summarized as follows:


                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                        --------                     --------
                                                                 2000              1999       2000              1999
                                                                ------------------------     ------------------------
                                                                   (In thousands)                (In thousands)
 REVENUES:
     Shopping centers.......................................    $13,606          $13,052       $26,778        $24,949
     Single tenant retail...................................        423              399           859            827
     Commercial and other...................................        697            1,191         1,630          2,437
     Non-segment............................................         91               54           141            136
                                                                -------          -------       -------        -------
        Total revenues......................................    $14,817          $14,696       $29,408        $28,349
                                                                =======          =======       =======        =======
 PROFIT (LOSS):
 Funds from operations:
     Shopping centers.......................................    $10,782          $10,016       $21,986        $19,788
     Single tenant retail...................................        423              389           830            779
     Commercial and other...................................        652            1,028         1,480          2,274
                                                                -------          -------       -------        -------
        Total segment FFO...................................     11,857           11,433        24,296         22,841

     Interest income........................................         83               62           107            142
     Other income...........................................          8               13            33             15
     Interest expense.......................................     (3,705)          (3,516)       (7,507)        (7,050)
     Other operating expense................................       (965)            (953)       (2,089)        (1,788)
     Non-Real Estate Depreciation...........................        (85)             (48)         (156)           (91)
     General and administrative.............................       (872)            (623)       (1,828)        (1,514)
                                                                 -------          -------       -------        -------
         Consolidated FFO...................................      6,321            6,368        12,856         12,555

     Gains (less loss) on sales of real estate investments..         --            2,113         4,256          2,113
     Gains on sale of unconsolidated
         Real estate investments............................        339               --           339             --
     Provision for loss of real estate investments..........     (1,745)              --        (1,745)            --
     Depreciation and amortization..........................     (2,334)          (2,928)       (4,912)        (5,834)
     Depreciation and amortization, unconsolidated
         Real estate .......................................       (682)              --          (833)            --
     Minority interest......................................       (401)            (399)         (802)          (802)
     Change in accounting principle.........................         --               --            --            (57)
                                                                -------          -------       -------        -------
         Net income.........................................     $1,498           $5,154        $9,159         $7,975
                                                                =======          =======       =======        =======


The assets for each of the reportable segments are summarized as follows as of June 30, 2000 and December 31, 1999 (in thousands):


                                                                               June 30,        December 31,
                                                                                 2000              1999
                                                                             --------------------------------
 ASSETS:
      Shopping centers...............................................        $380,798          $387,078
      Single tenant retail...........................................           5,382             8,512
      Commercial and other...........................................          20,970            22,343
      Non-segment....................................................          14,290             9,333
                                                                             --------          --------
         Total assets................................................        $421,440          $427,266
                                                                             ========          ========


                                                                               June 30,          June 30,
                                                                                 2000              1999
                                                                             --------------------------------
 REAL ESTATE INVESTMENT CAPITAL EXPENDITURES:
    Developments:
         Shopping centers............................................        $  3,102          $  1,543
         Single tenant retail........................................             (66)              168
         Commercial and other........................................              19                51
                                                                             --------          --------
            Total developments.......................................        $  3,055          $  1,762
                                                                             ========          ========

Note G:  EARNINGS PER SHARE

In February 1997, the FASB issued FAS No. 128, EARNINGS PER SHARE. The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earnings per share. A reconciliation of the denominator used in the calculation of diluted earnings per share for the three and six months ended June 30, 2000 and 1999 is shown below:


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                    2000         1999             2000           1999
                                                                 ----------------------         ---------------------
                                                                     (In thousands)                (In thousands)
 Weighted average shares outstanding........................      17,245,917      17,222,814     17,242,196      17,220,368
 Plus:  Options with exercise prices below period-end
       market price of common stock.........................           1,503           8,976            156           5,105
       Western stock issued under restricted stock plan.....          46,173          39,585         46,173          39,585
       Western Kienow OP units convertible into shares of
       beneficial interest..................................             ---       1,432,364            ---             ---
       Pinecreek OP units convertible into shares of
       beneficial interest..................................          88,498            ----         88,498             ---
                                                                  ----------      ----------     ----------      ----------
 Adjusted weighted average shares outstanding...............      17,382,091      18,703,739     17,377,023      17,265,058
                                                                  ==========      ==========     ==========      ==========

During the three and six-months ended June 30, 2000, and the six-months ended June 30, 1999, conversion of the Western/Kienow OP units would have had the effect of increasing earnings per share, and as such, conversion was not assumed in the above calculation.

The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the shares of beneficial interest for the three and six-months ended June 30, 2000 and, therefore, the effect would be to increase earnings.


                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                                        2000                          2000
                                                                 ------------------             ----------------
Number of options.........................................              818,000                       839,600
Range of exercise prices..................................          $11.25 - $14.78               $11.00 - $14.78


Note H:    COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California (Plaza Escuela), Western committed to fund $42 million on a participating note secured by a first deed of trust on the property under development. At June 30, 2000, Western had funded a total of $10.4 million relating to this investment.

As of June 30, 2000, Western had commitments under several new and renewal leases which will result in expenditures of approximately $790,000 in real estate improvements and leasing commissions.


Note I:    SUBSEQUENT EVENTS

During July 2000, Western received payment in full of the $5,750,000 loan received in connection with the sale of the Red Bluff property in the second quarter. The net proceeds were used to pay down the balance under the bank line of credit.

Also during July 2000, Western sold a 102,555 square foot shopping center located in Gridley, California, for $3,275,000, at a loss of approximately $1.1 million. The net sales proceeds were used to pay down the balance under the bank line of credit.

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

Western Properties Trust's consolidated financial statements include the accounts of the following entities: WPT; Western/Kienow's L.P., a Delaware limited partnership; Western Pinecreek L.P., a Delaware limited partnership; GW100, a general partnership; and WPT's wholly owned subsidiary, WIRET Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "Western"). These entities comprise all of the subsidiaries over which WPT exercises direct or indirect voting control. Western is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. WPT is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of June 30, 2000. WPT is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of June 30, 2000. Through an unconsolidated real estate subsidiary, Western owns 11 properties comprising approximately 457,000 square feet of retail gross leasable area ("GLA"). Throughout this Form 10-Q reference to the unconsolidated real estate subsidiary is a reference to this 11 property portfolio. The combined GLA of Western and its unconsolidated real estate subsidiary at June 30, 2000 was approximately 5.4 million square feet of GLA. At June 30, 2000, Western and its unconsolidated real estate subsidiary's real estate portfolio was comprised of 58 properties, 51 of which were retail properties.

LIQUIDITY AND CAPITAL RESOURCES

Western anticipates that cash flows provided by operations and other sources available to Western will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code. Cash on hand, net proceeds from the sale of properties held for sale and borrowings under the existing bank line, as well as other debt and equity alternatives, are expected to provide the necessary funds to achieve future growth. At June 30, 2000, 15 properties comprising 1,375,000 square feet of GLA were held for sale. The book value of these properties (before deduction for depreciation) was $116,416,000.

The agreements executed in connection with Western's senior notes and its bank line contain certain covenants (including minimum shareholder's equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of additional debt and other restrictions on Western.

As of June 30, 2000, Western's aggregate outstanding indebtedness of $213,437,000 consisted of $134,537,000 in fixed rate, long-term debt and $78,900,000 of borrowings under Western's variable rate, unsecured bank line.

As of June 30, 2000, Western had $17.6 million available under its $100 million bank line. The availability on the $100 million bank line is net of a $3.5 million outstanding letter of credit which is related to Western's investment in the Walnut Creek development. Western intends to replace or renew the bank line before it expires on September 30, 2001.


COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, Western committed to fund $42 million on a note secured by a first deed of trust on the property under development. At June 30, 2000, Western had funded a total of $10.4 million relating to this investment.

As of June 30, 2000, Western had commitments under several new and renewal leases which will result in expenditures of approximately $790,000 in real estate improvements and leasing commissions.

FUNDS FROM OPERATIONS

Industry analysts and Western consider Funds From Operations ("FFO") to be an alternative measure of an equity REIT's performance since such measure does not recognize depreciation and amortization of real estate assets as reductions of income from operations. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Yet, since real estate values have historically risen or fallen with market conditions, Western, along with many other industry investors, considers presentation of operating results for real estate companies that use historical cost accounting to be less than fully informative.

Prior to January 1, 2000, the National Association of Real Estate Investment Trusts defined FFO as net income, calculated in accordance with generally accepted accounting principles (GAAP) plus depreciation and amortization of real estate rental property (a) reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and unusual items, and (b) after adjustments for unconsolidated partnerships and joint ventures. Effective January 1, 2000, net income is not adjusted for unusual items unless they qualify as extraordinary items under GAAP in calculating FFO. This new interpretation did not have a significant impact on Western. FFO does not represent cash flows from operations as defined by GAAP and should not be considered a substitute for net income as an indicator of Western's operating performance, or for cash flows as a measure of liquidity. Furthermore, FFO as disclosed by other REITS may not be comparable to Western's calculation of FFO for itself.

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under NAREIT guidelines for the three month period ended June 30, 2000 and 1999 (in thousands):


                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                         --------                       ---------
                                                                   2000           1999              2000          1999
                                                                 ------------------------        -----------------------
                                                                      (In thousands)                  (In thousands)

Net income.................................................      $ 1,498          $ 5,154        $ 9,159         $ 7,975
Less:    Gains on sales of real estate investments.........           --           (2,113)        (4,256)         (2,113)
         Real property depreciation........................        2,096            2,594          4,375           5,185
         Amortization of tenant improvement costs..........          167              251            391             481
         Amortization of leasing-commission costs..........           71               83            146             168
         Minority interest.................................          401              399            802             802
         Provision for loss on real estate
         Investments.......................................        1,745               --          1,745              --
         Unconsolidated real estate subsidiary -
            Gains on sales of real estate investments......         (339)              --           (339)             --
            Real property depreciation.....................          112               --            243              --
            Amortization of tenant improvement                       568               --            587              --
            costs..........................................
            Amortization of leasing-commission                         2               --              3              --
            costs..........................................
         Cumulative effect of change in accounting
         principle.........................................           --               --             --              57
                                                                 -------          -------        --------        -------
Funds From Operations......................................      $ 6,321          $ 6,368        $12,856         $12,555
                                                                 =======          =======        ========        =======

The dividend payout ratio for the quarter ended June 30, 2000 and 1999 (calculated as dividend distributions made by Western for the applicable period divided by diluted FFO) was 83% and 82%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 2000 AND 1999

Net income decreased $3,656,000 to $1,498,000 for the quarter ended June 30, 2000 as compared to $5,154,000 for the quarter ended June 30, 1999. The primary factors in this decrease were (i) the $1,745,000 provision for loss on real estate investment and (ii) the absence of gains on sales of real estate investments. During the three months ended June 30, 1999, Western recognized $2,113,000 of gains resulting from the sales of real estate investments.

On a per share basis (calculated using diluted weighted average shares outstanding), net income decreased $0.21 from $0.30 during the second quarter of 1999 to $0.09 in the same period of 2000.

In addition to the two primary factors mentioned above, other factors resulting in the decrease include decreased minimum rents and other income, increased interest expense and other operating expense, partially offset by increased interest income and decreased depreciation expense.

Minimum rents decreased $146,000 from $11,032,000 for the quarter ended June 30, 1999 to $10,886,000 for the quarter ended June 30, 2000. This decrease mainly results from the dispositions that occurred in the third and fourth quarters of 1999, as well as the first quarter of 2000, partially offset by the (i) fourth quarter of 1999 acquisitions and (ii) significant lease.

Other income decreased $104,000 from $311,000 for the quarter ended June 30, 1999 to $207,000 for the same period in 2000. This decrease is primarily due to decreased development fees earned in connection with the Plaza Escuela development and decreased lease termination fee income. Western entered into the development agreement with Plaza Escuela, LLC for the Plaza Escuela project during the second quarter of 1998.

Interest expense increased $189,000 from $3,516,000 for the quarter ended June 30, 1999 to $3,705,000 for the second quarter ended June 30, 2000. This increase is primarily due to increased interest rates on Western's variable rate bank line of credit in 2000. The average interest rate for the second quarter of 2000 was 7.4% per annum compared with 6.2% per annum in the same period of 1999.

Other operating expense increased $236,000 from $1,343,000 for the three-month period ended June 30, 1999 to $1,107,000 for the same period in 2000. This increase is primarily due to reduced capitalization of development personnel compensation expense in the current year.

Interest income is $244,000 higher in the three-month period ended June 30, 2000 from the same period a year earlier. This increase primarily results from interest earned in connection with the $5,750,000 purchase money promissory note, bearing 10% per annum, which was received from the purchaser in connection with the sale of the Red Bluff, California property (the "Red Bluff Note"). This note was paid in full in July 2000.

Depreciation expense is $558,000 lower in the three-month period ended June 30, 2000 from the same period in 1999. This decrease is primarily due to the discontinuance of depreciation on properties held for sale. As of June 30, 2000, 15 properties totaling 1,375,000 of square feet of GLA are being held for sale.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Net income increased $1,184,000 to $9,159,000 for the six months ended June 30, 2000 as compared to $7,975,000 for the same period in 1999. On a per share basis (calculated suing diluted weighted average shares outstanding), net income increased $0.07 from $0.46 for the six-month period ended June 30, 1999 to $0.53 for the comparable period in 2000.

The factors contributing to the higher net income are increased gains on sales of real estate investments, income from our unconsolidated real estate subsidiary, interest income, minimum rents and decreased depreciation expense. Partially offsetting this income are the provision for loss on real estate investments, as well as increased interest expense, other operating expense and general and administrative expenses.

During the six-month period ended June 30, 2000, Western sold three properties recognizing gains on sales of $4,256,000, as compared with the same period in 1999 sales of three properties that resulted in gains on sales of $2,113,000. As a consequence, Western's gains on sale of real estate investments increased $2,143,000 in 2000.

Income from our unconsolidated real estate subsidiary increased $514,000 to $659,000 for the six-month period ended June 30, 2000, as compared to $145,000 for the same six-month period of 1999. Most of this increase reflects the benefit of redevelopment and re-tenanting of eight of the Kienow's ten core properties. Western anticipates that the remaining two core properties will be leased and generating rental income during the latter part of 2000.

Interest income was $1,124,000 for the six-month period ended June 30, 2000, an increase of $253,000 from $871,000 for the comparable period in 1999. This increase primarily results from interest earned in connection with the $5,750,000 Red Bluff Note received in connection with the sale of the Red Bluff, California property. This note was paid in full during July 2000.

Minimum rent increased $140,000 to $22,240,000 for the six-month period ended June 30, 2000, as compared to $22,100,000 for the same 1999 six-month period. Most of this increase results from the significant lease of the Napa property to Walmart, which occurred in late 1999.

Depreciation expense is $856,000 lower in the six-month period ended June 30, 2000 from the same period in 1999. This decrease is primarily due to the discontinuance of depreciation on properties held for sale.

Interest expense increased $457,000 from $7,507,000 for the six months ended June 30, 1999 to $7,050,000 for the same period ended June 30, 2000. This increase is primarily due to increased interest rates on Western's variable rate bank line of credit in 2000.

Other operating expense is $409,000 higher in the six-month period ended June 30, 2000, as compared to the comparable period in 1999. General and administrative expense is $314,000 higher in the six-month period ended June 30, 2000, as compared to the same period a year earlier. These increases primarily are attributable to increased accounting costs and increased compensation costs, as well as reduced capitalization of development personnel compensation expense in the current year.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Western is exposed to interest rate changes primarily through its bank line and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Western's real estate portfolio and operations. Western's interest rate risk-management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. Western's objective with regard to long-term debt is to borrow primarily at fixed rates.

At June 30, 2000, the outstanding balance on Western's variable rate bank line was $78,900,000, and the weighted average interest rate was 7.80% per annum. The bank line facility matures September 30, 2001. At June 30, 2000, the outstanding balance of Western's fixed rate senior notes was $124,836,000 and the weighted average coupon interest rate for all senior notes was 7.47% per annum. The senior notes mature February 2004 ($49,947,000), September 2006 ($24,976,000),
September 2008 ($24,956,000) and September 2010 ($24,957,000). At June 30, 2000,
the outstanding principle balance of Western's fixed rate mortgage note was $9,701,000, which bears an interest rate of 7.61% per annum. This amortizing note is due May 2004 with a balloon payment of $8,737,000 due at that time.

The preceding information incorporates only those exposures that exist as of June 30, 2000, and does not consider those exposures or positions that could arise after that date. Moreover, because current and future funding commitments are not presented in the preceding paragraph, the information presented therein has limited predictive value. As a result, the impact on Western's operating results with respect to interest rate fluctuations will depend on the exposures that arise during the period, Western' interest rate risk management strategies at that time and interest rates.

This discussion of Western's risk-management activities includes
"forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

                           PART II. OTHER INFORMATION

Item 1 - 3       None


Item 4.           Submission of Matters to a Vote of Security Holders

At the regular Annual Meeting of Shareholders of Western Properties Trust, held on May 11, 2000, the following matters were submitted to a vote of security holders:

         (a) The election of the following trustees to serve for a term of three years expiring at the conclusion of the 2003 annual meeting of shareholders: Reginald B. Oliver and Joseph Colmery.

                  Reginald B. Oliver: Approved - 15,693,859 shares were voted in favor and 219,205 shares withheld authority to vote.

                  Joseph Colmery: Approved - 15,689,976 shares were voted in favor and 223,088 shares withheld authority to vote.

         (b) Ratification of the appointment of KPMG LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 2000.

                  Approved - 15,808,321 shares were voted in favor, 31,624 shares were voted against, and 73,120 shares abstained from voting.


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



                                       WESTERN PROPERTIES TRUST
                                       ------------------------
                                             (Registrant)

Dated:     August 11, 2000         By:       s/Bradley N. Blake
      --------------------            ----------------------------------
                                              Bradley N. Blake
                                           Chairman of the Board,
                                      President, Chief Executive Officer
                                                and Trustee


Dated:     August 11, 2000         By:      s/Dennis D. Ryan
      --------------------            ----------------------------------
                                              Dennis D. Ryan
                                         Executive Vice President,
                                           Chief Financial Officer
                                                 and Trustee