Form 10-Q
period 2000-09-30
WESTERN PROPERTIES TRUST
filed 2000-11-13
CIK 106135

                                 SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter ended SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-08723


                            WESTERN PROPERTIES TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                        94-6100058
-------------------------------                  -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

2200 POWELL ST., STE. 600, EMERYVILLE, CA                   94608
-----------------------------------------       --------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (510) 597-0160
                                                   -----------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Shares of Beneficial Interest, No Par Value - 17,347,250 shares as of October 26, 2000

                                             WESTERN PROPERTIES TRUST

                                                   INDEX TO 10-Q

                                                                                                               PAGE
PART I.           FINANCIAL INFORMATION


Item 1.           Consolidated Financial Statements (unaudited)                                                 3

                  Consolidated Balance Sheets - September 30, 2000, and December 31, 1999                       4

                  Consolidated Statements of Income - Three and Nine months ended
                  September 30, 2000 and 1999                                                                   5

                  Consolidated Statements of Shareholders' Equity - Nine months ended
                  September 30, 2000 and year ended December 31, 1999                                           6

                  Consolidated Statements of Cash Flows - Nine months ended
                  September 30, 2000 and 1999                                                                   7

                  Notes to Consolidated Financial Statements                                                 8-19


Item 2.           Management's Discussion and Analysis of Financial                                         20-25
                      Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                   26



PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings                                                                            27

Item 2.           Changes in Securities and Use of Proceeds                                                    27

Item 3.           Defaults upon Senior Securities                                                              27

Item 4.           Submission of Matters to a Vote of Security Holders                                          27

Item 5.           Other Information                                                                            27

Item 6.           Exhibits and Reports on Form 8-K                                                          27-28


SIGNATURES                                                                                                     29


                          PART I. FINANCIAL INFORMATION


The financial statements included in this report have been prepared by the Company, without audit, pursuant to the rules of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. Interim results are not necessarily indicative of results for a full year. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented in accordance with the instructions to Form 10-Q.


These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

When used in the discussion in this Form 10-Q, the words "believes," "expects," "intends," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those discussed, including, but not limited to, those set forth in the section entitled "Potential Factors Affecting Future Operating Results," in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to the forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



CONSOLIDATED BALANCE SHEETS                                                                  WESTERN PROPERTIES TRUST
---------------------------                                                                  -------------------------
(Unaudited)
                                                                                           SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                         2000               1999
                                                                                        ------------------- -----------------
                                                                                         (In thousands, except share data)
Real estate investments:
   Real estate properties.......................................................           $ 381,583               $ 354,690
   Less accumulated depreciation and amortization...............................             (87,239)                (73,189)
                                                                                        -------------             -----------
                                                                                             294,344                 281,501

   Real estate properties held for sale.........................................              22,964                  81,697
   Less previous accumulated depreciation and amortization......................              (6,133)                (22,839)
                                                                                        -------------             -----------
                                                                                              16,831                  58,858
    Real estate under development...............................................              10,147                   6,311
    Unconsolidated real estate subsidiary.......................................              49,270                  46,963
    Mortgage notes receivable...................................................              23,707                  17,229
                                                                                        -------------             -----------
       Net real estate investments..............................................             394,299                 410,862

Cash and cash equivalents.......................................................               1,923                   2,219
Accounts receivable, exchange escrow and other assets...........................              14,339                  13,055
Deferred debt issuance costs, net...............................................               1,032                   1,130
                                                                                        -------------             -----------
                                                                                           $ 411,593               $ 427,266
                                                                                        =============             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Bank line.......................................................................           $  63,500              $   84,520
Senior notes, net...............................................................             124,843                 124,822
Mortgage payable................................................................               9,647                   9,808
                                                                                        -------------             -----------
                                                                                             197,990                 219,150

Interest payable................................................................                 852                   3,561
Prepaid rents and security deposits.............................................               1,887                   2,288
Other liabilities...............................................................               3,488                   2,939
                                                                                        -------------             -----------
                                                                                               6,227                   8,788
                                                                                        -------------             -----------
   Total liabilities............................................................             204,217                 227,938
                                                                                        -------------             -----------

Minority interests..............................................................              18,118                  18,699

Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized;
      No shares issued or outstanding                                                             --                      --
   Shares of beneficial interest, no par value,
      Unlimited share authorization
      Issued and outstanding:  September 30, 2000 - 17,308,817 shares
                               December 31, 1999 - 17,236,470 shares............             243,361                 242,269
   Accumulated dividends in excess of net income................................             (54,103)                (61,640)
                                                                                        -------------             -----------

   Total shareholders' equity...................................................             189,258                 180,629
                                                                                          ----------              ----------
                                                                                           $ 411,593               $ 427,266
                                                                                        =============             ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF INCOME                                                 WESTERN PROPERTIES TRUST
---------------------------------                                  -----------------------------------------------------
(Unaudited. In thousands, except share and per share data)
                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
                                                                     2000            1999               2000            1999
                                                                   --------------------------       --------------------------
REVENUES:
     Minimum rents............................................      $ 10,941        $  10,939        $ 33,181        $ 33,039
     Percentage rents.........................................           348              344             783             718
        Recoveries from tenants...............................         2,194            2,092           6,715           6,521
     Interest income..........................................           617              425           1,741           1,296
     Income from unconsolidated real estate subsidiary........           929              113           1,587             258
     Other income.............................................           347              264             777             694
                                                                   ---------        ---------       ---------       ---------
Total revenues................................................        15,376           14,177          44,784          42,526
                                                                   ---------        ---------       ---------       ---------

EXPENSES:
     Interest.................................................         3,713            3,500          11,220          10,550
     Property operating costs.................................         2,286            2,251           6,995           7,012
        Depreciation and amortization.........................         3,785            2,959           8,854           8,884
     Other operating expenses.................................         1,317            1,437           4,160           3,872
     Provision for loss on real estate investments............            --               --           1,745              --
     General and administrative...............................         1,028              712           2,856           2,226
                                                                   ---------        ---------       ---------       ---------
Total expenses................................................        12,129           10,859          35,830          32,544
                                                                   ---------        ---------       ---------       ---------


     Income before gains on sales of real estate investments..         3,247            3,318           8,954           9,982

Gains on sales of real estate investments.....................        10,061            2,313          14,316           4,426
                                                                   ---------        ---------       ---------       ---------

     Income before minority interest..........................        13,308            5,631          23,270          14,408

Minority interest.............................................           401              401           1,203           1,203
                                                                   ---------        ---------       ---------       ---------

Net income....................................................     $  12,907        $   5,230       $  22,067       $  13,205
                                                                  ==========       ==========      ==========     ==========

Basic net income per share....................................     $    0.75        $    0.30       $    1.28       $    0.77
                                                                  ==========       ==========      ==========     ==========



Diluted net income per share..................................     $    0.71        $    0.30        $    1.24       $   0.77
                                                                  ==========       ==========       ==========     ==========

Cash dividends paid per share.................................     $    0.28        $    0.28        $    0.84       $   0.84
                                                                  ==========       ==========       ==========     ==========

Weighted average number of shares outstanding--Basic.........     17,273,194       17,227,916       17,252,604     17,222,911
                                                                  ==========       ==========       ==========     ==========
Weighted average number of shares outstanding--Diluted.......     18,813,211       18,695,086       18,779,328     17,260,494
                                                                  ==========       ==========       ==========     ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY         WESTERN PROPERTIES TRUST
-----------------------------------------------         ------------------------
(Unaudited. In thousands, except share data)



                                       Nine Months Ended September 30, 2000, and
                                             Year Ended December 31, 1999
                                          (In thousands, except share data)

                                                                                                  Accumulated
                                                                                                    Dividends            Total
                                                                         Shares of                in Excess of           Share-
                                                                      Beneficial Interest             Net               Holders'
                                                                 Number             Amount           Income              Equity
                                                          ------------------- ----------------- ------------------ -----------------
Balance, January 1, 1999.............................           17,216,550           $241,741         $ (62,117)          $179,624

Shares issued under restricted stock plan............               19,920                268                --                268
Forgiveness of loans to officers.....................                   --                260                --                260
Net income...........................................                   --                 --            19,814             19,814
Cash dividends.......................................                   --                 --           (19,337)           (19,337)
                                                                ----------         ----------        ----------         ----------

Balance, December 31, 1999...........................           17,236,470            242,269            61,640            180,629

Shares issued in connection with OP unit conversion..
                                                                    50,000                581                --                581
Shares issued under restricted stock plan............               22,347                251                --                251
Forgiveness of loans to officers.....................                   --                260                --                260
Net income...........................................                   --                 --            22,067             22,067
Cash dividends.......................................                   --                 --           (14,530)           (14,530)
                                                                ----------         ----------        ----------         ----------

BALANCE, SEPTEMBER 30, 2000..........................           17,308,817           $243,361         $ (54,103)          $189,258
                                                                ==========         ==========        ==========         ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                           WESTERN PROPERTIES TRUST
-------------------------------------                                                           ------------------------
(Unaudited.  In thousands)
                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                   2000             1999
                                                                                              -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................................................................      $   22,067         $ 13,205
     Adjustments to reconcile net income to net cash provided by operating activities:
           Minority interest............................................................           1,203            1,203
           Depreciation and amortization................................................           8,854            8,884
           Amortization of deferred debt issuance costs.................................             388              359
           Gains on sales of real estate investments....................................         (14,316)          (4,426)
           Earned compensation on restricted stock plan.................................             251              199
           Decrease (increase) in accounts receivable and other assets..................             185           (2,220)
           Increase in deferred rent receivable.........................................            (201)            (425)
           Decrease in interest payable.................................................          (2,709)          (2,276)
           (Decrease) increase in prepaid rents and security deposits and other                     (609)             454
           liabilities..................................................................
           Provision for loss on real estate investments................................           1,745               --
           Forgiveness of loans  to officers............................................             260              260
                                                                                              -------------     ------------
           Net cash provided by operating activities....................................          17,118           15,212
                                                                                              -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of real estate investments.....................................          43,775           13,451
     Investment in  notes receivable, net...............................................          (6,478)          (1,581)
     Acquisition of  real estate investments............................................          (8,899)              --
     Investment in unconsolidated real estate subsidiary................................          (2,307)            (299)
     Funds released from escrow.....................................................              10,714            2,625
     Funds escrowed pending acquisition.................................................         (13,207)          (2,926)
     Improvements of real estate investments:
           Build-to-suit developments...................................................             (16)            (518)
           New leases...................................................................          (2,409)          (1,619)
           General......................................................................            (302)            (818)
           Development..................................................................          (1,204)              --
           Recovery of investment in direct financing leases............................             101              114
                                                                                              -------------     ------------
           Net cash provided by  investing activities...................................          19,768            8,429
                                                                                              -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances on bank line..............................................................          46,600           33,000
     Principal payments on bank line....................................................         (67,620)         (41,550)
     Principal payments on mortgage note payable........................................            (161)            (150)
     Deferred long term issuance costs..................................................            (268)            (290)
     Cash distributions to minority interest............................................          (1,203)          (1,203)
     Cash dividends paid................................................................         (14,530)         (14,502)
                                                                                              -------------     ------------
           Net cash used in financing activities........................................         (37,182)         (24,695)
                                                                                              -------------     ------------
           Net decrease in cash and cash equivalents....................................            (296)          (1,054)

     Cash and cash equivalents, at the beginning of  period.............................           2,219            1,512
                                                                                              -------------     ------------

     Cash and cash equivalents, at the end of period....................................      $    1,923        $     458
                                                                                              =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest, net of interest capitalized of $959 in
     2000 and $1,052 in 1999............................................................      $   13,541        $  13,518
                                                                                              =============     =============
NON CASH FINANCING ACTIVITIES:
     Note received in connection with the sale of real estate investment................      $    5,098        $      --
                                                                                              =============     =============

    Shares issued in connection with OP unit conversion................................       $      581        $      --
                                                                                              =============     =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

                            WESTERN PROPERTIES TRUST

                   Notes to Consolidated Financial Statements

                               September 30, 2000
                                   (Unaudited)



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

Western Properties Trust's consolidated financial statements include the accounts of the following entities: WPT; Western/Kienow's L.P., a Delaware limited partnership; Western Pinecreek L.P., a Delaware limited partnership; GW100, a general partnership; and WPT's wholly owned subsidiary, WIRET Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "Western"). These entities comprise all of the subsidiaries over which WPT exercises direct or indirect voting control. Western is in the business of acquiring, managing, leasing and developing retail and commercial properties. WPT is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of September 30, 2000. WPT is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of September 30, 2000.

Through an unconsolidated real estate subsidiary, Western controls 11 properties comprising approximately 457,222 square feet of retail gross leasable area ("GLA"). Throughout this Form10-Q reference to the unconsolidated real estate subsidiary is a reference to the entity holding this 11 property portfolio. The properties in this portfolio generally consist of the remaining Kienow's Food Stores, Inc. properties, which were acquired by the unconsolidated real estate subsidiary in 1998.

The combined GLA of Western and its unconsolidated real estate subsidiary at September 30, 2000 was approximately 5.1 million square feet of GLA. At September 30, 2000, Western and its unconsolidated real estate subsidiary's real estate portfolio was comprised of 55 investments, 49 of which were retail properties.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Western's latest annual report on Form 10-K. When necessary, reclassifications have been made to prior period balances to conform to current period presentation.

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Prior to the contemplated merger (discussed below) Western intended to adopt SAB 101 during the fourth quarter of 2000, the effective date of SAB 101, and did not contemplate that the adoption of this Bulletin would have a material impact on Western's consolidated financial statements.

Note B: PROPOSED MERGER WITH PAN PACIFIC

The board of directors of Pan Pacific Retail Properties, Inc. and the board of trustees of Western Properties Trust have each unanimously approved a definitive agreement under which Pan Pacific will acquire Western in a stock-for-stock merger, subject to Pan Pacific Retail Properties, Inc. and Western Properties Trust shareholder approval. Pan Pacific's existing senior management team will manage the combined company. Management anticipates that the merger will be completed in November, 2000.

When the merger is completed, each Western Properties shareholder shall receive
0.62 of a share of newly issued Pan Pacific common stock for each Western Properties Trust share that he or she owns. Pan Pacific will issue up to approximately 11.7 million shares of Pan Pacific common stock to Western Properties' shareholders in the merger. These newly issued shares of Pan Pacific common stock would represent 34.2% of the Pan Pacific common stock outstanding after the merger, assuming the exchange of each company's subsidiary securities.

Note C: REAL ESTATE INVESTMENTS

At September 30, 2000, Western and its unconsolidated real estate subsidiary owned 55 investments, totaling 5.1 million square feet of GLA. Included in this total are 4 properties, which were held for sale and total 255,000 square feet of GLA.

Occupancy percentages for Western's portfolios for the applicable periods are as follows:



                                      SEPTEMBER 30, 2000              DECEMBER 31, 1999             SEPTEMBER 30, 1999
                                      ------------------              -----------------             ------------------
Shopping centers                             94.6%                          93.7%                          93.2%
Single-tenant retail                        100.0%                         100.0%                          62.2%(1)
Commercial and other                        100.0%                          93.9%                          94.4%

Overall occupancy                            94.7%                          93.8%                          91.6%



Occupancy percentage is based on square footage of GLA leased as a percent of total available square footage of GLA for lease.

(1) The Single-tenant retail occupancy rate reflects the January, 1999 expiration of the Kmart/Napa lease of 103,284 square feet, and vacancy thereof, until this property was leased to Wal Mart in November, 1999.

Western's shopping center development-in-progress, Olympic Place, located in Walnut Creek, California, is not included in the above occupancy percentages. Additionally, the 11 retail properties which are held through an unconsolidated real estate subsidiary are not included in the above occupancy percentages due to the extensive re-tenanting and redevelopment currently taking place at these properties. Including the portfolio in the unconsolidated real estate subsidiary, overall occupancy would be 92.4%, 92.8% and 90.5% for September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

During the third quarter of 2000, Western sold the following properties:

- On July 25, 2000, Western sold a 102,555 square foot shopping center located in Gridley, California for $3,275,000, at a small loss. The net sales proceeds were used to reduce the balance on the bank line.

- On August 16, 2000, Western sold a 28,743 square foot parcel of land located in Reno, Nevada for $219,000, at a small gain. The net sales proceeds were used to reduce the balance on the bank line.

- On September 13, 2000, Western sold a 87,020 square foot shopping center located in Coalinga, California for $2,625,000, at a small loss. The net sales proceeds were used to reduce the balance on the bank line.

- On September 13, 2000, Western sold a 103,702 square foot shopping center located in Reno, Nevada for $9,250,000, at a gain of approximately $3,229,000. The net sales proceeds were used to reduce the balance on the bank line.

- On September 28, 2000, Western sold a 58,022 square foot commercial building located in Santa Clara, California for $8,850,000, at a gain of approximately $7,213,000. The net sales proceeds were used to (a) acquire a shopping center in Sacramento, California, through a tax-deferred exchange and (b) reduce the balance on the bank line.

During the quarter ended September 30, 2000, Western completed the acquisition of a 62,435 shopping center located in Sacramento, California for $6,125,000. Western acquired this shopping center through a tax-deferred exchange.

Lastly, during the quarter ended September 30, 2000, Western removed seven properties from the held for sale category. These properties have a gross book value of approximately $72.7 million. As of September 30, 2000, Western had four properties held for sale with a gross book value of $23.0 million.

Note D: UNCONSOLIDATED REAL ESTATE SUBSIDIARY

In October 1998, Western acquired, through its unconsolidated real estate subsidiary, an interest in Kienow's Food Stores, Inc. ("Kienow's"), a Portland, Oregon-based grocery wholesaler and retailer, whose principal assets were its real estate properties comprising six shopping centers and four free-standing stores, which comprise the "10 core retail properties" and eight non-core properties. During 1999 and the first three quarters of 2000, Western's unconsolidated real estate subsidiary caused Kienow's to sell the eight non-core properties as well as one core free-standing store. The net proceeds from these sales were reinvested using tax-deferred exchange rules into two properties -- a free standing grocery store, located in Portland, Oregon, and land located in Lodi, California. The land in Lodi is subject to a ground lease. Over the past 24 months, Western has been redeveloping and re-tenanting the core retail properties, located in the greater Portland area. From inception to September 30, 2000, Western's unconsolidated real estate subsidiary has capitalized $ 2,034,000 ($255,000 in 1998, $1,299,000 in 1999, $480,000 in 2000) of interest in connection with the redevelopment and re-tenanting of the retail properties.

Note E: INVESTMENTS IN MORTGAGE LOANS

The following table provides information summarizing Western's investment in mortgage loans:


----------------------------------------------------------------------------------------------------------------------------------

                                                   SEPTEMBER 30      DECEMBER 31                   INTEREST RATE
----------------------------------------------------------------------------------------------------------------------------------
                                                       2000            1999                         (PER ANNUM)
                                                       ----            ----                         -----------
                                                          (In thousands)

Loan on a retail property in Concord,
California, secured by a first deed of trust on
the property Western sold in 1997. Mortgage is
due August 2007....................................     $1,160        $1,236             8.5%  through August 31, 2002
                                                            --            --             9.0%  thereafter

Loan on a shopping center in Dublin,
California, secured by a first deed of trust on
the property.  Interest only is payable
monthly.  Mortgage is due August 2004..............      8,200         8,200             8.5%

Participating loan on a shopping center under
development in Walnut Creek, California, secured
by a first deed of trust on the property. Total
loan commitment is $42 million.  Mortgage is
due December 2008..................................     14,347         7,793             9.0%  on amounts up to $26.5 million
                                                            --            --            10.5%  on amounts above $26.5 million
                                                   -----------     ----------
                                                      $ 23,707      $ 17,229
                                                   ===========     ==========

Note F:  CAPITAL EXPENDITURES

It is Western's practice to capitalize certain expenditures that exceed $4,000 and which are associated with the improvement and rental of real estate investments. Capitalized costs include leasing and legal costs and property improvements. Capital expenditures for the three and nine months ended September 30, 2000, and 1999 are as follows:



                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                                 2000                1999              2000            1999
                                                           --------------------------------       -----------------------------
                                                                      (In thousands)                      (In thousands)
    "Build to Suit" capital improvements.................        $    2           $   518          $     16           $  518
    Capitalized costs incurred in connection with
         leasing previously UNLEASED space...............            73                30                42               43
    Capitalized costs incurred in connection with
         leasing previously LEASED space.................           322               505             2,367            1,576
    Capitalized costs which relate to
         improvements to common areas....................            90               140               302              818
    Capitalized costs which relate to development........           389                --             1,204               --
                                                                -------           -------          --------           ------
    Total Capitalized expenditures  .....................        $  876           $ 1,193          $  3,931           $2,955
                                                               ========           =======          ========           ======

    Improvements.........................................        $  818           $ 1,121          $  3,672           $2,835
    Leasing and legal costs..............................            58                72               259              120
                                                                -------           -------          --------           ------
    Total capitalized expenditures  .....................        $  876           $ 1,193          $  3,931           $2,955
                                                               ========           =======          ========           ======



During the three months ended September 30, 2000, Western entered into leases that obligate Western to fund certain leasing commissions and property improvements. These obligations relate to new leases, a portion of which was paid and capitalized during the quarter ended September 30, 2000, and is reflected in the preceding table.

The aggregate and per square foot information representing expenditures associated with leasing for the quarter ended September 30, 2000, is as follows:


-------------------------------------------------------------------------------------------------------------------

                                                                  NEW LEASES

                                                              TENANT IMPROVEMENTS
                                                              -------------------

               Property Type                          Capitalized Costs                         All Expenditures
-------------------------------------------------------------------------------------------------------------------
                                                            Per                                       Per
                              Aggregate       Square       Square      Aggregate       Square       Square
                                Amount         Feet         Foot         Amount         Feet          Foot
                             --------------------------------------------------------------------------------------
Shopping center &
single-tenant retail
properties                     $153,911      39,201        $3.93       $158,161          49,903        $3.17


-------------------------------------------------------------------------------------------------------------------


                                                   LEASING COMMISSIONS
                                                   -------------------

               Property Type                        Capitalized Costs                         All Expenditures
-------------------------------------------------------------------------------------------------------------------
                                                         Per                                        Per
                            Aggregate      Square      Square       Aggregate       Square        Square
                             Amount         Feet        Foot          Amount         Feet           Foot
                           -----------------------------------------------------------------------------------------
Shopping center &
single-tenant retail
properties                     $ 58,927      27,147        $2.17        $64,898          49,903       $1.30


-------------------------------------------------------------------------------------------------------------------


                                                  LEASE RENEWALS

                                                TENANT IMPROVEMENTS
                                                -------------------

               Property Type                      Capitalized Costs                         All Expenditures
-------------------------------------------------------------------------------------------------------------------
                                                        Per                                       Per
                          Aggregate      Square       Square       Aggregate       Square        Square
                            Amount        Feet         Foot          Amount         Feet          Foot
                          -----------------------------------------------------------------------------------------
Shopping center &
single-tenant retail
properties                  $     --          --        $   --         $ 2,000          25,518       $ 0.08



Note G: SEGMENT DISCLOSURE

FASB No. 131 requires disclosure about segments of Western and related information.

Western evaluates performance and makes resource-allocation decisions on an individual property basis. For financial reporting purposes, Western has grouped its properties into three segments: (i) shopping centers (including shopping centers under development); (ii) single-tenant retail; and (iii) other commercial properties. Investments principally consist of real estate, but also include real estate secured loans (four) and real estate joint ventures (three).

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

The revenues and profit (loss), for each of the reportable segments are summarized as follows:



                                                                     Three Months Ended             Nine Months Ended
                                                                         September 30,                September 30,
                                                                      2000          1999            2000          1999
                                                                   -----------------------      -----------------------
                                                                        (In thousands)                (In thousands)
REVENUES:
     Shopping centers.......................................         $ 14,136       $12,710         $40,914     $37,782
     Single tenant retail...................................              457           428           1,316       1,254
     Commercial and other...................................              724         1,013           2,354       3,342
     Non-segment............................................               59            26             200         148
                                                                     --------       -------         -------     -------
        Total revenues......................................         $ 15,376       $14,177         $44,784     $42,526
                                                                     ========       =======         =======     =======

 PROFIT (LOSS):
 Funds from operations:
     Shopping centers.......................................         $ 11,781       $10,300         $33,769     $30,210
     Single tenant retail...................................              370           356           1,200       1,136
     Commercial and other...................................              699           997           2,179       3,162
                                                                     --------       -------         -------     -------
        Total segment FFO...................................           12,850        11,653          37,148      34,508

     Interest income........................................               71            25             178         132
     Other income...........................................              (12)            2              22          16
     Interest expense.......................................           (3,713)       (3,500)       (11,220)     (10,550)
     Other operating expense................................             (974)       (1,107)        (3,062)      (2,930)
     Non real estate depreciation...........................              (96)          (57)          (252)        (148)
     General and administrative.............................           (1,028)         (712)        (2,856)      (2,169)
                                                                     --------       -------         -------     -------
         Total FFO (assuming full conversion of all minority
         interest Operating Partnership Units)..............            7,098         6,304          19,958      18,859


     Gains (less loss) on sales of real estate investments..           10,061         2,313          14,316       4,426

     Gains on sale of unconsolidated real estate investments                1            --             340          --

     Provision for loss of real estate investments..........               --            --          (1,745)         --
     Depreciation and amortization..........................           (3,689)       (2,986)         (8,602)     (8,820)
     Depreciation and amortization, unconsolidated
         real estate........................................             (163)           --            (997)         --
     Minority interest......................................             (401)         (401)        (1,203)      (1,203)
     Change in accounting principle.........................               --            --              --         (57)
                                                                     --------       -------         -------     -------
         Net income.........................................         $ 12,907       $ 5,230         $22,067     $13,205
                                                                     ========       =======         =======     =======

The assets for each of the reportable segments are summarized as follows as of September 30, 2000 and December 31, 1999, respectively:



                                                                                 September 30,           December 31,
                                                                                      2000                   1999
                                                                           -----------------------  -----------------------
                                                                                              (In thousands)
 ASSETS
      Shopping centers...............................................            $ 370,579                $ 387,075
      Single tenant retail...........................................                5,176                    8,512
      Commercial and other...........................................               23,410                   22,343
      Non-segment....................................................               12,428                    9,336
                                                                                 ---------                ---------
         Total assets................................................            $ 411,593                $ 427,266
                                                                                 =========                =========




                                                                               Nine months ended         Nine months ended
                                                                                 September 30,             September 30,
                                                                                      2000                     1999
                                                                           -----------------------  -----------------------
                                                                                              (In thousands)

    REAL ESTATE INVESTMENT CAPITAL EXPENDITURES:
    Developments:
         Shopping centers...............................................              $3,974                   $2,592
         Single tenant retail...........................................                 (62)                     312
         Commercial and other...........................................                  19                       51
                                                                                    ---------                ---------
            Total developments..........................................              $3,931                    $2,955
                                                                                    =========                =========


Note H: EARNINGS PER SHARE

In February 1997, the FASB issued FAS No. 128, EARNINGS PER SHARE. The purpose of this pronouncement is to show the effect of the exercise of certain options and other convertible securities on earnings per share. A reconciliation of the denominator used in the calculation of diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 is shown below:



                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                     2000           1999            2000             1999
                                                                  -----------    -----------     ----------      -----------
 Weighted average shares outstanding........................      17,273,194      17,227,916     17,252,604      17,222,911
 Plus: Options with exercise prices below period -end
       market price of common stock.........................          14,651             342          1,358           3,119
       Stock issued under restricted stock plan.............          54,504          34,464         54,504          34,464
       Western/Kienow, L.P. OP units convertible into
       shares of beneficial interest........................       1,382,364       1,432,364      1,382,364              --
       Western/Pinecreek, L.P. OP units convertible into
       shares of beneficial interest........................          88,498              --         88,498              --
                                                                  -----------    -----------     ----------      -----------
 Diluted weighted average shares outstanding................      18,813,211      18,695,086     18,779,328      17,260,494
                                                                  ===========    ===========     ==========      ===========


During the nine-months ended September 30, 1999, conversion of the Western/Kienow, L.P. OP units would have had the effect of increasing earnings per share, and as such, conversion was not assumed in the above calculation.

During August, 2000, one of the limited partners of the Western/Kienow, L.P. partnership elected to convert 50,000 OP Units into Western shares.

The following stock options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the shares of beneficial interest for the three and nine-months ended September 30, 2000 and, therefore, the effect would be to increase earnings.



                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                        2000                          2000
                                                            ------------------------------ ----------------------------
Anti-dilutive options..................................                611,200                       796,200
Range of exercise prices...............................            $12.31 - $14.78               $11.25 - $14.78


Note I: COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California (Plaza Escuela), Western committed to fund $42 million on a participating note secured by a first deed of trust on the property under development. At September 30, 2000, Western had funded a total of $14.3 million relating to this investment.

As of September 30, 2000, Western had commitments under several new and renewal leases which will result in expenditures of approximately $660,000 in real estate improvements and leasing commissions.

Note J: SUBSEQUENT EVENTS

During October 2000, Western sold a 98,520 square foot shopping center located in Dinuba, California, for $7,170,000, at a gain of approximately $1,100,000. In connection with the sale, Western received a $5,377,500, 10.5% interest per annum, promissory note secured by a first deed of trust on the property. This note is due ninety days from the note date of October 3, 2000. The net cash sales proceeds of $1,611,000 were used to reduce the balance on the bank line.

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


CAUTIONARY STATEMENTS

The discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect management's current views with respect to future events and financial performance. The matters described in such forward-looking statements are subject to risks and uncertainties including, but not limited to: the effects of future events on Western's financial performance; the risk that Western may be unable to finance its planned acquisition and development activities; risks related to the retail or commercial businesses in which Western's properties compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates, consumer tastes and preferences, and the e-commerce environment; risks associated with Western's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increases in market interest rates from current rates; risks associated with real estate ownership, such as the potential adverse impact of earthquakes, environmental contamination or changes in the local economic climate on the revenues and the value of Western's properties; and the risks of the failure of the contemplated merger with Pan Pacific Retail Properties, Inc. (discussed below).


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

Western Properties Trust's consolidated financial statements include the accounts of the following entities: WPT; Western/Kienow, L.P., a Delaware limited partnership; Western/Pinecreek, L.P., a Delaware limited partnership; GW100, a general partnership; and WPT's wholly owned subsidiary, WIRET Asset Management Services (a California corporation and a licensed real estate broker in the State of California) (collectively, "Western"). These entities comprise all of the subsidiaries over which WPT exercises direct or indirect voting control. Western is in the business of acquiring, managing, leasing and developing retail, commercial and industrial properties. WPT is the sole general partner in Western/Kienow's L.P. and owned a 60% interest therein as of September 30, 2000. WPT is also the sole general partner in Western Pinecreek L.P. and owned a 75% interest therein as of September 30, 2000. Through an unconsolidated real estate subsidiary, Western controls 11 properties comprising approximately 457,000 square feet of retail gross leasable area ("GLA"). Throughout this Form 10-Q reference to the unconsolidated real estate subsidiary is a reference to the entity holding this 11 property portfolio. The combined GLA of Western and its unconsolidated real estate subsidiary at September 30, 2000 was approximately 5.1 million square feet of GLA. At September 30, 2000, Western and its unconsolidated real estate subsidiary's real estate portfolio was comprised of 55 properties, 49 of which were retail properties.


PROPOSED MERGER WITH PAN PACIFIC

The board of directors of Pan Pacific Retail Properties, Inc. and the board of trustees of Western Properties Trust have each unanimously approved a definitive agreement under which Pan Pacific will acquire Western in a stock-for-stock merger, subject to Pan Pacific Retail Properties, Inc. and Western Properties Trust shareholder approval. Pan Pacific's existing senior management team will manage the combined company. Management anticipates that the merger will be completed in November, 2000.

When the merger is completed, each Western Properties shareholder shall receive
0.62 of a share of newly issued Pan Pacific common stock for each Western Properties Trust share that he or she owns. Pan Pacific will issue up to approximately 11.7 million shares of Pan Pacific common stock to Western Properties' shareholders in the merger. These newly issued shares of Pan Pacific common stock would represent 34.2% of the Pan Pacific common stock outstanding after the merger, assuming the exchange of each company's subsidiary securities.



LIQUIDITY AND CAPITAL RESOURCES

Western anticipates that cash flows provided by operations and other sources available to Western will continue to provide adequate funds for all current principal and interest payments as well as dividend payments required to maintain its status as a real estate investment trust under the Internal Revenue Code. Cash on hand, net proceeds from the sale of properties held for sale and borrowings under the existing bank line, as well as other debt and equity alternatives, are expected to provide the necessary funds to achieve future growth. At September 30, 2000, four properties comprising 255,387 square feet of GLA were held for sale. The book value of these properties (before deduction for depreciation) was $22,964,000.

The agreements executed in connection with Western's senior notes and its bank line contain certain covenants (including minimum shareholder's equity, maximum ratio of debt to net worth and income coverage requirements) which impose certain limitations on the incurrence of additional debt and other restrictions on Western.

As of September 30, 2000, Western's aggregate outstanding indebtedness of $197,990,000 consisted of $134,490,000 in fixed rate, long-term debt and $63,500,000 of borrowings under Western's variable rate, unsecured bank line.

As of September 30, 2000, Western had $33 million available under its $100 million bank line. The availability on the $100 million bank line is net of a $3.5 million outstanding letter of credit which is related to Western's investment in the Walnut Creek development. In the event the merger with Pan Pacific is not completed, Western intends to replace or renew the bank line before it expires on September 30, 2001.


COMMITMENTS AND CONTINGENCIES

In connection with the redevelopment of a property located in Walnut Creek, California, Western committed to fund $42 million on a note secured by a first deed of trust on the property under development. At September 30, 2000, Western had funded a total of $14.3 million relating to this investment.

As of September 30, 2000, Western had commitments under several new and renewal leases which will result in expenditures of approximately $660,000 in real estate improvements and leasing commissions.

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO as calculated under NAREIT guidelines for the three month period ended September 30, 2000 and 1999 (in thousands):



                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                --------------------------    --------------------------
                                                                  2000               1999          2000           1999
                                                                --------------------------    --------------------------
                                                                       (IN THOUSANDS)                (IN THOUSANDS)

Net income.................................................     $ 12,907         $  5,230       $ 22,067        $ 13,205
Less:    Gains on sales of real estate investments.........      (10,061)          (2,313)       (14,316)         (4,426)
         Real property depreciation........................        3,332            2,560          7,707           7,745
         Amortization of tenant improvement costs..........          276              247            667             728
         Amortization of leasing-commission costs..........           81               95            228             263
         Minority interest.................................          401              401          1,203           1,203
         Provision for loss on real estate
         Investments.......................................           --               --          1,745              --
         Unconsolidated real estate subsidiary -
            Gains on sales of real estate investments......           (1)              --           (340)             --
            Real property depreciation.....................          158               84            401              84
            Amortization of tenant improvement
            costs..........................................            3               --            591              --
            Amortization of leasing-commission
            costs..........................................            2               --              5              --
         Cumulative effect of change in accounting
         principle.........................................           --               --             --              57
                                                             --------------   ------------   -------------   ------------
Funds From Operations......................................     $  7,098         $  6,304       $ 19,958        $ 18,859
                                                             ==============   ===========    =============   ============

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

Net income increased $7,677,000 to $12,907,000 for the quarter ended September 30, 2000 from $5,230,000 for the comparable quarter in 1999. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased $0.41 to $0.71 for the quarter ended September 30, 2000 from $0.30 for the comparable quarter in 1999. This increase in net income is principally due to gains of $10,061,000 realized from the sale of four properties in the third quarter of 2000, an increase of $7,748,000 over the third quarter 1999 gains realized of $2,313,000. Other factors contributing to the increase include increased interest income, and income from the unconsolidated real estate subsidiary, as well as decreased other operating expenses, partially offset by increased interest expense, depreciation and amortization expense and general and administrative expense.

Interest income increased $192,000 to $617,000 for the quarter ended September 30, 2000 from $425,000 for the comparable 1999 quarter. This increase primarily results from interest earned in connection with increased funding on the note secured by a first deed of trust on the Plaza Escuela development.

Income from the unconsolidated real estate subsidiary increased $816,000 to $929,000 for the quarter ended September 30, 2000 from $113,000 for the quarter ended September 30, 1999. Most of this increase reflects the benefit of redevelopment and re-tenanting of eight of the Kienow's core properties. Western anticipates that the remaining two core properties will be leased and generating rental income during the first quarter of 2001.

Other operating expenses decreased $120,000 from $1,437,000 for the three-month period ended September 30, 1999 to $1,317,000 for the same period in 2000. This decrease is primarily due to reduced costs associated with expensing of certain costs relating to unconsummated acquisitions and dispositions in 2000 compared to 1999.

Interest expense increased $213,000 from $3,500,000 for the quarter ended September 30, 1999 to $3,713,000 for the quarter ended September 30, 2000. This increase is primarily due to increased interest rates on Western's variable rate bank line of credit in 2000. The average interest rate for the third quarter of 2000 was 8.0% per annum compared with 6.5% per annum in the same period of 1999.

Depreciation expense is $826,000 higher in the three-month period ended September 30, 2000 from the same period in 1999. This increase is primarily due to the nine properties removed from the market and the incurrence of associated depreciation expense which had been discontinued while these properties were being marketed.

General and administrative expense increased $316,000 to $1,028,000 for the quarter ended September 30, 2000 as compared with $712,000 for the comparable quarter in 1999. This increase primarily results from the expensing of costs associated with the pending merger with Pan Pacific.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net income increased $8,862,000 to $22,067,000 for the nine months ended September 30, 2000 as compared to $13,205,000 for the same period in 1999. On a per share basis (calculated using diluted weighted average shares outstanding), net income increased $0.47 from $0.77 for the nine-month period ended September 30, 1999 to $1.24 for the comparable period in 2000.

This increase primarily results from the sale of seven properties in 2000 resulting in gains of $14,316,000, as compared with the 1999 sale of five properties resulting in gains of $4,426,000, an increase of $9,890,000 of gains over 1999. This was partially offset by the $1,745,000 provision for loss on real estate investment recorded earlier this year.

Other factors contributing to the higher net income are increased income from Western's unconsolidated real estate subsidiary, which were partially offset by increased interest expense, general and administrative and other operating expenses.

Income from the unconsolidated real estate subsidiary increased $1,329,000 to $1,587,000 for the nine-months ended September 30, 2000 from $258,000 for the nine-months ended September 30, 1999. Most of this increase reflects the benefit of redevelopment and re-tenanting of eight of the Kienow's core properties. Western anticipates that the remaining two core properties will be leased and generating rental income during the first quarter of 2001.

Interest expense increased $670,000 from $10,550,000 for the nine-months ended September 30, 1999 to $11,220,000 for the nine-months ended September 30, 2000. This increase is primarily due to increased interest rates on Western's variable rate bank line of credit in 2000. The average interest rate for the nine-month period ending September 30, 2000 was 7.6% per annum compared with 6.3% per annum in the same period of 1999.

General and administrative expense increased $630,000 to $2,856,000 for the nine-months ended September 30, 2000 as compared with $2,226,000 for the comparable period in 1999. Other operating expenses increased $288,000 from $3,872,000 for the nine-months ended September 30, 1999 to $4,160,000 for the same period in 2000. This increase primarily results from costs associated with the pending merger with Pan Pacific, in addition to increased accounting and compensation costs, as well as reduced capitalization of development personnel compensation expense in the current year.

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

At September 30, 2000, the outstanding balance on Western's variable rate bank line was $63,500,000, and the weighted average interest rate was 7.8% per annum. The bank line facility matures on September 30, 2001. At September 30, 2000, the outstanding balance of Western's fixed rate senior notes was $124,843,000 and the weighted average coupon interest rate for all senior notes was 7.47% per annum. The senior notes mature in February 2004 ($49,951,000), September 2006 ($24,977,000), September 2008 ($24,957,000) and September 2010 ($24,958,000). At
September 30, 2000, the outstanding principle balance of Western's fixed rate mortgage note was $9,647,000, which bears an interest rate of 7.61% per annum. This amortizing note is due May 2004 with a balloon payment of $8,737,000 due at that time.

The preceding information incorporates only those exposures that exist as of September 30, 2000, and does not consider those exposures or positions that could arise after that date. Moreover, because current and future funding commitments are not presented in the preceding paragraph, the information presented therein has limited predictive value. As a result, the impact on Western's operating results with respect to interest rate fluctuations will depend on the exposures that arise during the period, Western' interest rate risk management strategies at that time and interest rates.

This discussion of Western's risk-management activities includes
"forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

              On November 8, 2000, a class action lawsuit was filed in the Superior Court of the State of California, County of Alameda against Western Properties Trust, some of its executive officers and trustees, Pan Pacific Retail Properties, Inc. and one of its officers. We received notice of the lawsuit on November 9, 2000, shortly before a special meeting of our shareholders held to vote upon our proposed merger with Pan Pacific Retail Properties, Inc. At the meeting, the merger was approved. The lawsuit was brought by the Bennett Family Trust, one of our shareholders, on behalf of all of our shareholders who held our shares on the record date for the special meeting, (I.E., September 29, 2000), and on behalf of the subclass of those shareholders who voted against the merger. The lawsuit seeks damages in an unspecified amount, together with attorneys' fees and costs. The lawsuit's principal allegation is that our board of trustees breached its fiduciary duties to our shareholders in approving the merger with Pan Pacific and in recommending the merger to our shareholders. The lawsuit also alleges that Western Properties' proxy statement for the special meeting was materially false or misleading for failing to disclose the alleged inadequacy of the terms of the merger with Pan Pacific. This lawsuit was filed one day before this form 10-Q was filed with the SEC and is currently being evaluated by Western Properties' attorneys. Western has not determined whether the lawsuit is likely to delay the closing of its merger with Pan Pacific. Western expects to vigorously defend the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On November 9, 2000, Western Properties held a special meeting of shareholders to consider a proposal pursuant to which Western Properties would incorporate as WPT, Inc. and then merge with and into Pan Pacific Retail Properties, Inc. at which time each outstanding share of Western Properties would be converted into 0.62 of a share of Pan Pacific common stock. The proposal was approved by 67.5% of the shares eligible to vote and 94.9% of the shares represented at the meeting by person or proxy. The vote was as follows:

               For:        11,713,278 votes
               Against:    458,003 votes

               At the meeting there were 177,859 abstentions each of which had the effect of a vote against the merger.

ITEM 5. OTHER INFORMATION

               None.

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

          (10.7)**  Management Contracts


          (27)+     Financial Data Schedule


       (b)       Reports on Form 8-K

                   None

--------------------------------------------------------------------------------



+    Filed with this report
**   Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WESTERN PROPERTIES TRUST
                                         -------------------------
                                                (Registrant)

Dated:     NOVEMBER 8, 2000              By: /s/ BRADLEY N. BLAKE
     --------------------------              ------------------------------
                                                   Bradley N. Blake
                                                Chairman of the Board,
                                           President, Chief Executive Officer
                                                     and Trustee


Dated:     NOVEMBER 8, 2000             By: /s/ DENNIS D. RYAN
     --------------------------             --------------------------------
                                                   Dennis D. Ryan
                                             Executive Vice President,
                                               Chief Financial Officer
                                                   and Trustee